Form 10-Q
period 2010-03-31
ENTER CORP
filed 2010-05-13
CIK 1478838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number 333-164000

ENTER CORP.

A Delaware Corporation	I.R.S. Employer No. 30-0457914

9 Hayarden Street
Moshav Yashresh
D.N. Emek Sorek
Israel. 76838
 Phone: 011-972-54-996-2967
Facsimile: 011-972-57-955-7292

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

As of May 6, 2010, 7,040,000 shares of Common Stock, par value $0.0001 per share, were outstanding.

ENTER CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
MARCH 31, 2010

Financial Statements-

Balance Sheets as of March 31, 2010 and December 31, 2009	F-2

Statements of Operations for the Three Months Ended March 31, 2010 and 2009
and Cumulative from Inception	F-3

Statement of Stockholders’ Equity for the Period from Inception
Through March 31, 2010	F-4

Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009
and Cumulative from Inception	F-5

Notes to Financial Statements	F-6

ENTER CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009

	As of March 31, 2010	As of December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,353	$7,075
Total current assets	4,353	7,075

Total Assets	$4,353	$7,075

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$10,999	$7,915
Due to shareholders	284	284

Total current liabilities	11,283	8,199

Total liabilities	11,283	8,199

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit):
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 7,040,000 shares issued and outstanding	704	704
Additional paid-in capital	148,296	148,296
(Deficit) accumulated during development stage	(155,930)	(150,124)

Total stockholders' equity (deficit)	(6,930)	(1,124)

Total Liabilities and Stockholders' Equity	$4,353	$7,075

The accompanying notes to financial statements are
an integral part of these statements.

ENTER CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009, AND
CUMULATIVE FROM INCEPTION (NOVEMBER 21, 2007)
THROUGH MARCH 31, 2010
(Unaudited)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Cumulative From Inception

Revenues	$-	$-	$-

Expenses:
General and administrative-

Professional fees	3,070	-	52,194
Consulting fees	-	-	67,627
Officers' Compensation paid by issued shares	-	-	8,000
Travel expenses	-	-	19,791
Filing Fees	2,655	-	4,519
Organization Costs	-	-	765
Other	81	-	3,034

Total general and administrative expenses	5,806	-	155,930
			-
(Loss) from Operations	(5,806)	-	(155,930)

Other Income (Expense)	-	-	-

Provision for income taxes	-	-	-

Net (Loss)	$(5,806)	$-	$(155,930)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$-

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	7,040,000	7,040,000

The accompanying notes to financial statements are
an integral part of these statements.

ENTER CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (NOVEMBER 21, 2007)
THROUGH MARCH 31, 2010
(Unaudited)

	Common stock		Additional Paid-in	(Deficit) Accumulated During the Development
Description	Shares	Amount	Capital	Stage	Totals
Balance - at inception	-	$-	$-	$-	$-

Common stock issued for cash	5,000,000	500	99,500	-	100,000

Common stock issued for cash	1,640,000	164	40,836	-	41,000

Common stock issued for services	400,000	40	7,960	-	8,000

Net (loss) for the period	-	-	-	(130,830)	(130,830)

Balance - December 31, 2008	7,040,000	$704	$148,296	$(130,830)	$18,170

Net (loss) for the period	-	-	-	(19,294)	(19,294)

Balance -December 31, 2009	7,040,000	$704	$148,296	$(150,124)	$(1,124)

Net (loss) for the period				(5,806)	(5,806)

Balance -March 31, 2010	7,040,000	$704	$148,296	$(155,930)	$(6,930)

The accompanying notes to financial statements are
an integral part of these statements.

ENTER CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009, AND
CUMULATIVE FROM INCEPTION (NOVEMBER 21, 2007)
THROUGH MARCH 31, 2010
(Unaudited)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Cumulative From Inception
Operating Activities:
Net (loss)	$(5,806)	$-	$(155,930)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Common stock issued for officer's compensation	-	-	8,000
Changes in net assets and liabilities-
Accounts payable and accrued liabilities	3,084	-	10,999

Net Cash Used in Operating Activities	(2,722)	-	(136,931)

Investing Activities:
Cash provided by investing activities	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Proceeds from stock issued	-	-	141,000
Proceeds from shareholder loans	-	-	284

Net Cash Provided by Financing Activities	-	-	141,284

Net (Decrease) Increase in Cash	(2,722)	-	4,353

Cash - Beginning of Period	7,075	18,170	-

Cash - End of Period	$4,353	$18,170	$4,353

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to financial statements are
an integral part of these statements.

ENTER CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

1.  Summary of Significant Accounting Policies

Basis of Presentation and Organization

Enter Corp. (the “Company”) is in the development stage, and has limited operations. The Company was incorporated under the laws of the State of Delaware on November 21, 2007 and began activity in 2008. The proposed business plan of the Company is to use innovative agricultural technology and know-how to grow vegetables and other crops, initially in the former Soviet Republic of Georgia, and later in other selected locations. The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2010, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2010, and the results of its operations and its cash flows for the periods ended March 31, 2010, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2010. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2009, filed with the SEC, for additional information, including significant accounting policies.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Revenue Recognition

The Company is in the development stage and has yet to realize revenues from operations. Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended March 31, 2010.

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC 740. Deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March  31, 2010 and December 31, 2009, the carrying value of accounts payable-trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Concentration of Risk

As of March  31, 2010, the Company maintained its cash account at one commercial bank. The balance in the account was subject to FDIC coverage.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are reflected in the accompanying financial statements as general and administrative expenses, and are expensed as incurred.

Lease Obligations

All noncancellable leases with an initial term greater than one year are categorized as either capital leases or operating leases. Assets recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease, if shorter.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2010 , and expenses for the three months ended March 31, 2010, and cumulative from inception. Actual results could differ from those estimates made by management.

Fiscal Year End

The Company has adopted a fiscal year end of December 31.

2.  Development Stage Activities and Going Concern

The Company is currently in the development stage, and has not commenced operations. The business plan of the Company is to use innovative agricultural technology and know-how to grow vegetables and other crops, initially in the former Soviet Republic of Georgia, and later in other selected locations.

During the period ended December 31, 2008, the Company offered a capital formation activity through a PPO, exempt from registration under the Securities Act of 1933, to raise up to $41,000 through the issuance of 1,640,000 shares of its common stock, par value $0.0001 per share, at an offering price of $0.025 per share. As of August 4, 2008, the Company raised $41,000 in proceeds with the issuance of 1,640,000 shares of its common stock.

The Company also commenced an activity to submit a Registration Statement on Form S-1 to the Securities and Exchange Commission (“SEC”) to register 1,640,000 of its outstanding shares of common stock on behalf of selling stockholders. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2010 the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.  Common Stock

On January 31, 2008, pursuant to the terms of a subscription agreement, the Company sold 5,000,000 shares of common stock to the president and director of the Company, for cash payment of $100,000.

On February 4, 2008, the Company issued 400,000 shares of common stock, valued at $8,000 to an officer of the Company for services rendered. The shares were valued at $0.02 per share based on comparable sales of the Companies shares close to the date these shares were issued.

On February 26, 2008, the Company began a capital formation activity through a PPO, exempt from registration under the Securities Act of 1933, to raise up to $41,000 through the issuance of 1,640,000 shares of its common stock, par value $0.0001 per share, at an offering price of $0.025 per share. As of August 4, 2008, the Company had received $41,000 in proceeds from the PPO

The Company also commenced an activity to submit a Registration Statement on Form S-1 to the Securities and Exchange Commission (“SEC”) to register 1,640,000 of its outstanding shares of common stock on behalf of selling stockholders. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold.

4.  Income Taxes

The provision (benefit) for income taxes for the three months ended March 31, 2010 and 2009, was as follows (assuming a 23% effective tax rate):

	2010	2009

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$1,335	$-
Change in valuation allowance	(1,335)	-

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of March 31, 2010 and December 31, 2009, as follows:

	2010	2009

Loss carryforwards	$35,864	$34,529
Less - Valuation allowance	(35,864)	(34,529)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the three months ended March 31, 2010 and the year ended December 31, 2009 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2010, the Company had approximately $ 155,929 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2030.

5.   Related Party Loans and Transactions

As of March 31, 2010, the Company owed $284 to Directors, officers, and principal stockholders of the Company for working capital loans. These loans are without interest and are due on demand.

On January 31, 2008, pursuant to the terms of a subscription agreement, the Company sold 5,000,000 shares of common stock to the Company's president and director, for cash payment of $100,000.

On February 4, 2008, the Company issued 400,000 shares of common stock, valued at $8,000 to an officer of the Company for services rendered.

6.  Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), codified in FASB ASC 820-10-65, which provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for an asset or liability have significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have an impact on the Company's results of operations or financial condition.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165") codified in FASB ASC 855-10-05, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855-10-05 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. FASB ASC 855-10-05 is effective for interim and annual periods ending after June 15, 2009. FASB ASC 855-10-05 requires that public entities evaluate subsequent events through the date that the financial statements are issued.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS 166"), codified as FASB ASC 860, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. FASB ASC 860 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets and requires additional disclosures. FASB ASC 860 is effective for fiscal years beginning after November 15, 2009. The adoption of FASB ASC 860 did not have an impact on the Company's financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" ("SFAS 167"), codified as FASB ASC 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. FASB ASC 810-10 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. FASB ASC 810-10 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. FASB ASC 810-10 also requires additional disclosures about a company's involvement in variable interest entities and any significant changes in risk exposure due to that involvement. FASB ASC 810-10 is effective for fiscal years beginning after November 15, 2009. The adoption of FASB ASC 810-10 did not have an impact on the Company's financial condition, results of operations or cash flows.

In June 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of FASB ASC 105, we have updated references to GAAP in our financial statements. The adoption of FASB ASC 105 did not impact the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis or Plan of Operations

As used in this Form 10-Q, references to the “Company,” “Enter,” “we,” “our” or “us” refer to Enter Corp. unless the context otherwise indicates.

This Management’s Discussion and Analysis or Plan of Operations should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report and with the Management's Discussion and Analysis or Plan of Operations and the financial statements for the year ended December 31, 2009 and the notes thereto included in our Registration Statement on Form S-1, which became effective on April 21, 2010.

Forward-Looking Statements

This Management’s Discussion and Analysis or Plan of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates, forecasts and projections about us, our future performance, the industry in which we operate our beliefs and our management’s assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.

For a description of such risks and uncertainties refer to our Registration Statement on Form S-1 (Registration No. 333-164000) filed with the Securities and Exchange Commission, which became effective on April 21, 2010. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not have any intention or obligation to update publicly any forward-looking statements or risk factors included herein, whether as a result of new information, future events, changes in assumptions or otherwise.

Plan of Operation

Results of Operations

For the period ended March 31, 2010, we had no revenues, similar to the period ended March 31, 2009 in which we also had no revenues.  Expenses increased from $0 in the period ended March 31, 2009 to $5,806 in the period ended March 31, 2010. This increase was a result of the expenses of filing our Registration Statement on Form S-1.

For the period ended March 31, 2010, we incurred a net loss of $5,806, as compared to a net loss of $0 in the period ended March 31, 2009.  The increase in losses resulted from the expenses of filing our Registration Statement. Our cumulative net loss during the period from November 21, 2007 (inception) through March 31, 2010 was $155,930.

Liquidity and Capital Resources

As the growing season begins in March, we missed the 2010 growing season; we anticipate planting our Pilot Project in March 2011. Hence, 2010 will be devoted to planning, to locating a joint venture partner, a suitable plot of land, an agronomist, and a farm manager and to raising the necessary funding to implement our Pilot Project. We estimate that we will require approximately $67,200 for the next 12 months of  operations.  We do not have sufficient resources to effectuate our current business plan. As of May 13, 2010, we had $2,109 available in cash. Assuming that we lease land rather than buying it, expect to incur a minimum of $67,200 in expenses during the next 12 months of operations, including the following expenses:

Legal and Accounting Fees	$30,000
Advertising	$2,000
Consulting Fees	$10,000
Soil Analysis	$2,000
Travel Expenses	$20,000
1/3 Land Lease	$1,200
Land Preparations	$2,000
Total	$67,200

Additionally, $10,000 will be needed for general working capital.

Accordingly, we will have to raise the funds to pay for these expenses. We hope to obtain funding by locating an appropriate joint venture partner. If we are unable to locate a joint venture partner, we may have to borrow money from our officers, issue debt or equity securities or obtain government funding. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Unless we are able to make arrangements to raise additional funds, our inability to raise funds will have a severe negative impact on our ability to remain a viable company.

Plan of Operation

We intend to locate a local, joint venture partner to co-invest with us in our pilot project on a 30-hectare plot of land. If we do not locate a joint local, joint venture partner but do raise funds, we will execute the Pilot Project on our own. Our President, Mr. Ayalon, has the experience of setting up farming operations in foreign countries and is capable of hiring local staff and managing them for our farming operations.

Since the growing season starts in March in most regions of Georgia, we have missed the 2010 growing season.  Hence, 2010 will be dedicated to building our infrastructure and locating the financing we require for our Pilot Project.

We intend advertise in local newspapers in Georgia in order to attract a possible local, joint venture partner.  If we do not locate a local, joint venture partner, we intend to advertise in the local newspapers for a qualified farm manager and agronomist for our operations. As soon as funding is available, Mr. Ayalon will travel to Georgia to meet with potential joint venture partners, and if necessary, to interview potential applicants for the agronomist and farm manager positions. Mr. Ayalon will also scout several plots of land for leasing for our Pilot Project. If we do not raise funding privately, we may re-approach the Small Enterprise Assistance Funds (SEAF) and approach the Overseas Private Investment Corporation (OPIC) and the IFC.

We intend to begin our Pilot Project operation in March 2011.  As such we will finalize the plot of land for our Pilot Project and, assuming that we lease land rather than buying it, we anticipate that we will make a 1/3 payment on the land lease costs within the next 12 months.  Towards the end of the first quarter of
2011, we will begin soil preparation and will have located a local office for our operations in Georgia.

In March 2011 we hope we will begin our Pilot Project on the 30 Hectare plot we intend to lease or purchase.

The Pilot Project will have production cost of $236,860 and operational costs of $104,200 as illustrated below.

Production Costs 2011

# of Hectares	Crop	Cost Per Hectare	Total Costs
14	Potato	$7,995	$111,930
14	Onion	$6,715	$94,010
2	Garlic	$15,460	$30,920
	Total		$236,860

Operational Costs 2011-2012

Farm Manager	$9,600
Agronomist	$6,600
4X4 Vehicle	$12,000
Land Lease	$3,600
Drivers	$10,000
Labor	$39,200
Guard	$7,200
Contingent Delivery Vehicle Cost	$6,000
Miscellaneous	$10,000
Total Farm Costs	$104,200

We intend to begin our Pilot Project in March 2011 and to bring our vegetables to market between October 2011- January 2012 when the local market relies on imported produce and when the price of the vegetables are at their highest.

We must take advantage of new demand

Local Georgian growers do not supply the local market with enough produce on a year-round basis. Therefore, large quantities of produce are imported from Turkey at different times of the year. We believe that Georgians would prefer to purchase local produce instead of imported produce if the local produce’s price is not more than the imported produce. Since we plan to bring our crops to market at the beginning and at the end of the growing season, we believe that we will be competing mostly with Turkish imports and not with locally produced Georgian produce. This should enable us to charge higher prices than would otherwise be the case.

Georgia is located on the shores of the Black Sea. If we ever wish to expand and sell produce to non-Georgian markets, we will have access to shipping routes from Georgia that will allow us to transport our produce in a cost effective manner, which will keep our market prices competitive.

Additional Equity Raises

On January 31, 2008, Mr. Itzhak Ayalon, our President, Chief Executive Officer, Treasurer and Director purchased 5,000,000 shares of our common stock for $100,000 in a transaction that was exempt from the registration requirements of the Securities Act pursuant to Regulation S. We have used those monies to pay for start-up costs and for some of the expenses of our Registration Statement.

On August 4, 2008, we raised $41,000 by selling 1,640,000 shares of our common stock to 41 investors in a series of transactions that were exempt from registration pursuant to the exemption from the registration requirements of the Securities Act provided by Regulation S. We have used those monies to pay for start-up costs and for some of the expenses of this Offering.

Despite this, we still do not have sufficient resources to effectuate our business. As of May 13, 2010 we had approximately $2,109 in cash. As noted above, we expect to incur a minimum of $67,200 in expenses during the next twelve months of operations.

Going Concern Consideration

Our registered independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission.  Our principal executive officer and principal financial officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this report and have concluded that the disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Mattes to a Vote of Security Holders

There was no matter submitted to a vote of security holders during the fiscal quarter ended March 31, 2010.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

ENTER CORP.

Date: May 13, 2010	By:	/s/ Itzhak Ayalon
Name: Itzhak Ayalon
Title: President, Chief Executive Officer, Treasurer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

Date: May 13, 2010	By:	/s/ Nahman Morgenstern
Name: Nahman Morgenstern
Title: Secretary and Director