Form 10-Q
period 2010-06-30
ENTER CORP
filed 2010-08-03
CIK 1478838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 28, 2010, 7,040,000 shares of Common Stock, par value $0.0001 per share, were outstanding.

Table of Contents

ENTER CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
JUNE 30, 2010

ENTER CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF JUNE 30, 2010 AND DECEMBER 31, 2009

	As of	As of
	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash and cash equivalents	$11,815	$7,075

Total current assets	11,815	7,075

Total Assets	$11,815	$7,075

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$15,031	$7,915
Due to shareholders	12,834	284

Total current liabilities	27,865	8,199

Total liabilities	27,865	8,199

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit):
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 7,040,000 shares issued and outstanding	704	704
Additional paid-in capital	148,296	148,296
(Deficit) accumulated during development stage	(165,050)	(150,124)

Total stockholders' equity (deficit)	(16,050)	(1,124)

Total Liabilities and Stockholders' Equity	$11,815	$7,075

The accompanying notes to financial statements are
an integral part of these statements.

ENTER CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009, AND
CUMULATIVE FROM INCEPTION (NOVEMBER 21, 2007)
THROUGH JUNE 30, 2010
(Unaudited)

	Three Months	Three Months	Six Months	Six Months	Cumulative
	Ended	Ended	Ended	Ended	From
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	Inception

Revenues	$9,500	$-	$9,500	$-	$9,500

Expenses:
General and administrative-

Professional fees	17,290	-	20,360	-	69,484
Conferences	-	-	-	-	1,400
Consulting	-	-	-	-	67,627
Officers' Compensation paid by issued shares	-	-	-	-	8,000
Filing and Licensing Fees	1,003	-	3,658	-	5,523
Travel	-	-	-	-	19,791
Organization costs	-	-	-	-	765
Other	328	-	408	-	1,960

Total general and administrative expenses	18,621	-	24,426	-	174,550
					-
(Loss) from Operations	(9,121)	-	(14,926)	-	(165,050)

Other Income (Expense)	-	-	-	-	-

Provision for income taxes	-	-	-	-	-

Net (Loss)	$(9,121)	$-	$(14,926)	$-	$(165,050)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$-	$(0.00)	$-

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	7,040,000	7,040,000	7,040,000	7,040,000

The accompanying notes to financial statements are
an integral part of these statements.

ENTER CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (NOVEMBER 21, 2007)
THROUGH JUNE 30, 2010
(Unaudited)

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
Description	Shares	Amount	Capital	Stage	Totals

Balance - at inception	-	$-	$-	$-	$-

Common stock issued for cash	5,000,000	500	99,500	-	100,000

Common stock issued for cash	1,640,000	164	40,836	-	41,000

Common stock issued for services	400,000	40	7,960	-	8,000

Net (loss) for the period	-	-	-	(130,830)	(130,830)

Balance - December 31, 2008	7,040,000	$704	$148,296	$(130,830)	$18,170

Net (loss) for the period	-	-	-	(19,294)	(19,294)

Balance -December 31, 2009	7,040,000	$704	$148,296	$(150,124)	$(1,124)

Net (loss) for the period				(14,926)	(14,926)

Balance -June 30, 2010	7,040,000	$704	$148,296	$(165,050)	$(16,050)

The accompanying notes to financial statements are
an integral part of these statements.

ENTER CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009, AND
CUMULATIVE FROM INCEPTION (NOVEMBER 21, 2007)
THROUGH JUNE 30, 2010
(Unaudited)

	Six Months	Six Months	Cumulative
	Ended	Ended	From
	June 30, 2010	June 30, 2009	Inception

Operating Activities:
Net (loss)	$(14,926)	$-	$(165,050)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Common stock issued for officer's compensation	-	-	8,000
Changes in net assets and liabilities-
Accounts payable and accrued liabilities	7,116	-	15,031

Net Cash Used in Operating Activities	(7,810)	-	(142,019)

Investing Activities:
Cash provided by investing activities	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Proceeds from stock issued	-	-	141,000
Proceeds from shareholder loans	12,550	-	12,834

Net Cash Provided by Financing Activities	12,550	-	153,834

Net (Decrease) Increase in Cash	4,740	-	11,815

Cash - Beginning of Period	7,075	18,170	-

Cash - End of Period	$11,815	$18,170	$11,815

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

ENTER CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2010, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2010, and the results of its operations and its cash flows for the periods ended June 30, 2010, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2010. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2009, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended June 30, 2010.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2010 and December 31, 2009, the carrying value of accounts payable-trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Concentration of Risk

As of June 30, 2010, the Company maintained its cash account at one commercial bank. The balance in the account was subject to FDIC coverage.

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2010 , and expenses for the Six Months Ended June 30, 2010, and cumulative from inception. Actual results could differ from those estimates made by management.

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

During the period ended December 31, 2008, the Company offered a capital formation activity through a PPO, exempt from registration under the Securities Act of 1933, to raise up to $41,000 through the issuance of 1,640,000 shares of its common stock, par value $0.0001 per share, at an offering price of $0.025 per share. As of December 31, 2008, the Company raised $41,000 in proceeds with the issuance of 1,640,000 shares of its common stock.

The Company also commenced an activity to submit a Registration Statement on Form S-1 to the Securities and Exchange Commission (“SEC”) to register 1,640,000 of its outstanding shares of common stock on behalf of selling stockholders. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2010 the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

On February 26, 2008, the Company began a capital formation activity through a PPO, exempt from registration under the Securities Act of 1933, to raise up to $41,000 through the issuance of 1,640,000 shares of its common stock, par value $0.0001 per share, at an offering price of $0.025 per share. As of December 31, 2008, the Company had received $41,000 in proceeds from the PPO

The Company also commenced an activity to submit a Registration Statement on Form S-1 to the Securities and Exchange Commission (“SEC”) to register 1,640,000 of its outstanding shares of common stock on behalf of selling stockholders. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold.

4.  Income Taxes

The provision (benefit) for income taxes for the periods ended June 30, 2010 and 2009, was as follows (assuming a 23% effective tax rate):

	2010	2009

Current Tax Provision:
Federal-
Taxable income	$-	$-
Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$3,433	$-
Change in valuation allowance	(3,433)	-
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of June 30, 2010 and December 31, 2009, as follows:

	2010	2009

Loss carryforwards	$37,962	$34,529
Less - Valuation allowance	(37,962)	(34,529)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended June 30, 2010 and the year ended December 31, 2009 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2010, the Company had approximately $ 165,050 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2030.

5.   Related Party Loans and Transactions

As of June 30, 2010, the Company owed $12,834 to Directors, officers, and principal stockholders of the Company for working capital loans. These loans are without interest and are due on demand.

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

Plan of Operation

Results of Operations

For the six months ended June 30, 2010, we had consulting revenues of $9,500, whereas in the six months ended June 30, 2009 we had no revenues.  Expenses increased from $0 in the six months ended June 30, 2009 to $18,621 in the six months ended June 30, 2010. This increase was a result of the expenses of filing our Registration Statement on Form S-1.

For the six months ended June 30, 2010, we incurred a net loss of $9,121, as compared to a net loss of $0 in the six months ended June 30, 2009.  The increase in losses resulted from the expenses of filing our Registration Statement. Our cumulative net loss during the period from November 21, 2007 (inception) through June 30, 2010 was $165,050.

Liquidity and Capital Resources

As the growing season begins in March, we missed the 2010 growing season; we anticipate planting our Pilot Project in March 2011. Hence, 2010 will be devoted to planning, to locating a joint venture partner, a suitable plot of land, an agronomist, and a farm manager and to raising the necessary funding to implement our Pilot Project. We estimate that we will require approximately $67,200 for the next 12 months of operations.  We do not have sufficient resources to effectuate our current business plan. As of July 29, 2010, we had $6,565 available in cash. Assuming that we lease land rather than buying it, expect to incur a minimum of $67,200 in expenses during the next 12 months of operations, including the following expenses:

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

Plan of Operation

We intend to locate a local, joint venture partner to co-invest with us in our pilot project on a 30-hectare plot of land. If we do not locate a local, joint venture partner but do raise funds, we will execute the Pilot Project on our own. Our President, Mr. Ayalon, has the experience of setting up farming operations in foreign countries and is capable of hiring local staff and managing them for our farming operations.

Since the growing season starts in March in most regions of Georgia, we have missed the 2010 growing season.  Hence, 2010 will be dedicated to building our infrastructure and locating the financing we require for our Pilot Project.

We intend to advertise in local newspapers in Georgia in order to attract a possible local, joint venture partner.  If we do not locate a local, joint venture partner, we intend to advertise in the local newspapers for a qualified farm manager and agronomist for our operations. As soon as funding is available, Mr. Ayalon will travel to Georgia to meet with potential joint venture partners, and if necessary, to interview potential applicants for the agronomist and farm manager positions. Mr. Ayalon will also scout several plots of land for leasing for our Pilot Project. If we do not raise funding privately, we may re-approach the Small Enterprise Assistance Funds (SEAF) and approach the Overseas Private Investment Corporation (OPIC) and the IFC.

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

The Pilot Project will have production costs of $236,860 and operational costs of $104,200 as illustrated below.

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

Despite this, we still do not have sufficient resources to effectuate our business. As of July 29, 2010 we had approximately $6,565 in cash. As noted above, we expect to incur a minimum of $67,200 in expenses during the next twelve months of operations.

Going Concern Consideration

Our registered independent auditors included an explanatory paragraph in their report on the accompanying consolidated financial statements regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

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

None

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Mattes to a Vote of Security Holders

There was no matter submitted to a vote of security holders during the fiscal quarter ended June 30, 2010.

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

ENTER CORP.

Date: August 3, 2010	By:	/s/ Itzhak Ayalon
Name: Itzhak Ayalon Title: President, Chief Executive Officer, Treasurer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)
Date: August 3, 2010		By: /s/ Nahman Morgenstern
Name: Nahman Morgenstern Title: Secretary and Director