Form 10-Q
period 2010-09-30
ENTER CORP
filed 2010-10-25
CIK 1478838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 20, 2010, 7,040,000 shares of Common Stock, par value $0.0001 per share, were outstanding.

ENTER CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

ENTER CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

	As of	As of
	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

ASSETS

Current Assets:
Cash and cash equivalents	$989	$7,075

Total current assets	989	7,075

Total Assets	$989	$7,075

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$7,575	$7,915
Due to shareholders	12,884	284

Total current liabilities	20,459	8,199

Total liabilities	20,459	8,199

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit):
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 7,040,000 shares issued and outstanding	704	704
Additional paid-in capital	148,296	148,296
(Deficit) accumulated during development stage	(168,470)	(150,124)

Total stockholders' equity (deficit)	(19,470)	(1,124)

Total Liabilities and Stockholders' Equity	$989	$7,075

The accompanying notes to financial statements are
an integral part of these statements.

ENTER CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009, AND
CUMULATIVE FROM INCEPTION (NOVEMBER 21, 2007)
THROUGH SEPTEMBER 30, 2010
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months	Cumulative
	Ended	Ended	Ended	Ended	From
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	Inception

Revenues	$-	$-	$9,500	$-	$9,500

Expenses:
General and administrative-

Professional fees	2,984	-	23,344	-	72,468
Conferences	-	-	-	-	1,400
Consulting	-	-	-	-	67,627
Officers' Compensation paid by issued shares	-	-	-	-	8,000
Filing and Licensing Fees	424	-	4,082	-	5,799
Travel	-	-	-	-	19,791
Organization costs	-	-	-	-	765
Other	12	-	420	-	2,120

Total general and administrative expenses	3,420	-	27,846	-	177,970
					-
(Loss) from Operations	(3,420)	-	(18,346)	-	(168,470)

Other Income (Expense)	-	-	-	-	-

Provision for income taxes	-	-	-	-	-

Net (Loss)	$(3,420)	$-	$(18,346)	$-	$(168,470)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$-	$(0.00)	$-

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	7,040,000	7,040,000	7,040,000	7,040,000

The accompanying notes to financial statements are
an integral part of these statements.

ENTER CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (NOVEMBER 21, 2007)
THROUGH SEPTEMBER 30, 2010
(Unaudited)

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
Description	Shares	Amount	Capital	Stage	Totals

Balance - at inception	-	$-	$-	$-	$-

Common stock issued for cash	5,000,000	500	99,500	-	100,000

Common stock issued for cash	1,640,000	164	40,836	-	41,000

Common stock issued for services	400,000	40	7,960	-	8,000

Net (loss) for the period	-	-	-	(130,830)	(130,830)

Balance - December 31, 2008	7,040,000	$704	$148,296	$(130,830)	$18,170

Net (loss) for the period	-	-	-	(19,294)	(19,294)

Balance -December 31, 2009	7,040,000	$704	$148,296	$(150,124)	$(1,124)

Net (loss) for the period				(18,346)	(18,346)

Balance - September 30, 2010	7,040,000	$704	$148,296	$(168,470)	$(19,470)

The accompanying notes to financial statements are
an integral part of these statements.

ENTER CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009, AND
CUMULATIVE FROM INCEPTION (NOVEMBER 21, 2007)
THROUGH SEPTEMBER 30, 2010
(Unaudited)

	Nine Months	Nine Months	Cumulative
	Ended	Ended	From
	September 30, 2010	September 30, 2009	Inception

Operating Activities:
Net (loss)	$(18,346)	$-	$(168,470)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Common stock issued for officer's compensation	-	-	8,000
Changes in net assets and liabilities-
Accounts payable and accrued liabilities	(340)	-	7,575

Net Cash Used in Operating Activities	(18,686)	-	(152,895)

Investing Activities:
Cash provided by investing activities	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Proceeds from stock issued	-	-	141,000
Proceeds from shareholder loans	12,600	-	12,884

Net Cash Provided by Financing Activities	12,600	-	153,884

Net (Decrease) Increase in Cash	(6,086)	-	989

Cash - Beginning of Period	7,075	18,170	-

Cash - End of Period	$989	$18,170	$989

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

ENTER CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2010, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2010, and the results of its operations and its cash flows for the periods ended September 30, 2010, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2010. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2009, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended September 30, 2010.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2010 and December 31, 2009, the carrying value of accounts payable-trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Concentration of Risk

As of September 30, 2010, the Company maintained its cash account at one commercial bank. The balance in the account was subject to FDIC coverage.

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2010 , and expenses for the Nine Months Ended September 30, 2010, and cumulative from inception. Actual results could differ from those estimates made by management.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2010 the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

4.  Income Taxes

The provision (benefit) for income taxes for the periods ended September 30, 2010 and 2009, was as follows (assuming a 23% effective tax rate):

	2010	2009

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$4,220	$-
Change in valuation allowance	(4,220)	-

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of September 30, 2010 and December 31, 2009, as follows:

	2010	2009

Loss carryforwards	$38,748	$34,529
Less - Valuation allowance	(38,748)	(34,529)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended September 30, 2010 and the year ended December 31, 2009 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2010, the Company had approximately $ 168,470 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2030.

5.   Related Party Loans and Transactions

As of September 30, 2010, the Company owed $12,834 to Directors, officers, and principal stockholders of the Company for working capital loans. These loans are without interest and are due on demand.

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

Plan of Operation

Results of Operations

For the period ended September 30, 2010, we had no revenues, similar to the period ended September 30, 2009 in which we also had no revenues.  Expenses increased from $0 in the period ended September 30, 2009 to $3,420 in the period ended September 30, 2010. This increase was a result of the expenses of complying with our reporting requirements under the Securities Exchange Act of 1934.

For the period ended September 30, 2010, we incurred a net loss of $3,420, as compared to a net loss of $0 in the period ended June 30, 2009.  The increase in losses resulted from the expenses of complying with our reporting requirements under the Securities Exchange Act of 1934. Our cumulative net loss during the period from November 21, 2007 (inception) through September 30, 2010 was $168,470.

Liquidity and Capital Resources

As the growing season begins in March, we missed the 2010 growing season. Although we currently anticipate planting our Pilot Project in March 2011, we will not be able to do so unless we can raise adequate funding. To date, we have been unable to raise such funding. We anticipated devoting 2010 to planning, to locating a joint venture partner, a suitable plot of land, an agronomist, and a farm manager and to raising the necessary funding to implement our Pilot Project. We estimate that we will require approximately $67,200 to accomplish those goals, but to date, we have not raised any of the necessary funds for that purpose.  We do not have sufficient resources to effectuate our current business plan. As of October 20, 2010, we had $989 available in cash. Assuming that we lease land rather than buying it, we expect to incur a minimum of $67,200 in expenses during the next 12 months of operations, including the following expenses:

Legal and Accounting Fees	$30,000
Advertising	$2,000
Consulting Fees	$10,000
Soil Analysis	$2,000
Travel Expenses	$20,000
1/3 Land Lease	$1,200
Land Preparations	$2,000
Total	$67,200

Additionally, $10,000 will be needed for general working capital.

Accordingly, we will have to raise the funds to pay for these expenses. We hope to obtain funding by locating an appropriate joint venture partner. If we are unable to locate a joint venture partner, we may have to borrow money from our officers, issue debt or equity securities or obtain government funding. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Unless we are able to make arrangements to raise additional funds, our inability to raise funds will have a severe negative impact on our ability to remain a viable company.  We may not be able to raise additional funds in time for the 2011 growing seasons.

Plan of Operation

We intend to locate a local, joint venture partner to co-invest with us in our pilot project on a 30-hectare plot of land. If we do not locate a joint local, joint venture partner but do raise funds, we will execute the Pilot Project on our own. Our President, Mr. Ayalon, has the experience of setting up farming operations in foreign countries and is capable of hiring local staff and managing them for our farming operations. Currently, we have not located a local joint venture partner or raised funds. We may not be able to do so in time for the 2011 growing season.

Since the growing season starts in March in most regions of Georgia, we missed the 2010 growing season.  Hence, we planned to dedicate 2010 to building our infrastructure and locating the financing we require for our Pilot Project. Thus far, we have not been successful.

We intend to advertise in local newspapers in Georgia in order to attract a possible local, joint venture partner.  If we do not locate a local, joint venture partner, we intend to advertise in the local newspapers for a qualified farm manager and agronomist for our operations. As soon as funding is available, Mr. Ayalon will travel to Georgia to meet with potential joint venture partners, and if necessary, to interview potential applicants for the agronomist and farm manager positions. Mr. Ayalon will also scout several plots of land for leasing for our Pilot Project. If we do not raise funding privately, we may re-approach the Small Enterprise Assistance Funds (SEAF) and approach the Overseas Private Investment Corporation (OPIC) and the IFC. Thus far, we have not raised any funding.  We may not be able to raise additional funds in time for the 2011 growing season.

We intend to begin our Pilot Project operation in March 2011.  If we raise funding before then, we will finalize the plot of land for our Pilot Project and, assuming that we lease land rather than buying it, we anticipate that we will make a 1/3 payment on the land lease costs within the next 12 months.  Towards the end of the first quarter of 2011, we will begin soil preparation and will have located a local office for our operations in Georgia.

In March 2011 we hope we will begin our Pilot Project on the 30 Hectare plot we intend to lease or purchase.

The Pilot Project will have production cost of $236,860 and operational costs of $88,200 as illustrated below.

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

As previously noted, we do not currently have the funding to execute our pilot plan. If we do not succeed in raising funds in time for the 2011 growing season, we may consider other alternatives for our company’s future.

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

Despite this, we still do not have sufficient resources to effectuate our business. As of October 20, 2010 we had approximately $989 in cash. As noted above, we expect to incur a minimum of $67,200 in expenses during the next twelve months of operations.

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

None

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Mattes to a Vote of Security Holders

There was no matter submitted to a vote of security holders during the fiscal quarter ended September 30, 2010.

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

ENTER CORP.

Date: October 21, 2010	By:	/s/ Itzhak Ayalon
Name: Itzhak Ayalon Title: President, Chief Executive Officer, Treasurer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)
Date: October 21, 2010		By: /s/ Nahman Morgenstern
Name: Nahman Morgenstern Title: Secretary and Director