Form 10-K
period 2010-12-31
BRAINY BRANDS COMPANY, INC.
filed 2011-04-15
CIK 1478838

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
___________________________

FORM 10-K

(mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

THE BRAINY BRANDS COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware	30-0457914
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

460 Brogdon Road, Suite 400 Suwanee, GA	30024
(Address of principal executive offices)	(Zip Code)

(678) 762-1100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class to be so Registered:	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [_]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes [_]    No [X]

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No []

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or amendment to Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large Accelerated Filer [_]                                                                Accelerated Filer [_]
Non-accelerated Filer     [_]                                                                Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $41,000, computed by reference to the price at which the common equity was last sold as of June 30, 2010. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [_] No [_]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The Registrant’s common stock outstanding as of April 14, 2011, was 32,699,992 shares of common stock.

THE BRAINY BRANDS COMPANY, INC.

FORWARD-LOOKING STATEMENTS

Statements in this annual report may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this prospectus, including the risks described under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the filing of this annual report, except as may be required under applicable securities laws.

PART I

Item 1.                       Business.

History

The Brainy Brands Company, Inc. (the “Company”) is a Delaware corporation organized on November 21, 2007 under the name Enter Corp. On December 10, 2010, our corporate name was changed to The Brainy Brands Company, Inc.

November 2010 Reverse Merger and Private Placement

On November 24, 2010, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”), with Brainy Acquisitions, Inc. (“Brainy Acquisitions”) and the shareholders of Brainy Acquisitions. Pursuant to the Exchange Agreement, which closed on November 24, 2010 (the “Closing Date”), the Company issued 18,749,985 shares of the Company’s common stock to the shareholders of Brainy Acquisitions (the “Acquisition Shares”), representing approximately 57.3% of the Company’s aggregate issued and outstanding common stock following the closing of the Exchange Agreement, in exchange for all of the issued and outstanding capital stock of Brainy Acquisitions.

On November 24, 2010, the Company entered into a subscription agreement (the “Subscription Agreement”) with accredited investors (the “Investors”), pursuant to which, on November 24, 2010, the Company issued and sold convertible promissory notes (the “Notes”) in the aggregate principal amount of $2,806,489 (the “Private Placement”). The Notes are secured by all of the assets of the Company. The Notes are convertible into common stock of the Company at an exercise price of $0.40 per share, subject to adjustment in the event of stock splits, stock dividends (except for a 7.5-to-1 forward stock split in the form of a stock dividend effectuated not later than 180 days following the closing of the Private Placement), or in the event of certain subsequent issuances by the Company of common stock or securities convertible into common stock at a lower price. The Notes will mature two years from the date of issuance and bear interest at the rate of 10% per annum due and payable semi-annually in arrears commencing March 31, 2011 and upon maturity. Pursuant to the Private Placement, the Company also issued to the Investors 10 Class A Warrants and 10 Class B Warrants (collectively, the  “Warrants”) to purchase common stock for each $4.00 principal amount of Notes, such that the Company issued an aggregate of 7,016,222 Class A Warrants and 7,016,222 Class B Warrants. The Warrants have a five-year term, may be exercised on a cashless basis, and have an exercise price of $0.60 (with respect to the Class A Warrants) or $1.20 (with respect to the Class B Warrants), subject to adjustment in the event of stock splits, stock dividends (except for a 7.5-to-1 forward stock split in the form of a stock dividend) effectuated not later than 180 days following the closing of the Private Placement), or in the event of certain subsequent issuances of the Company of common stock or securities convertible into common stock at a lower price. The Notes may not be converted, and the Warrants may not be exercised, to the extent such conversion or exercise would cause the holder, together with its affiliates, to beneficially own a number of shares of common stock which would exceed 4.99% of the Company’s then outstanding shares of common stock following such conversion or exercise. Pursuant to the Subscription Agreement, the Company agreed to file a registration statement registering the shares of common stock underlying the Notes and Warrants, subject to Securities and Exchange Commission (“SEC”) limitations, upon written request therefor from holders of more than 50% of the principal amount of the Notes, if received within two years from the Closing Date. The Company’s obligations under the Notes are guaranteed by Brainy Acquisitions. The closing of the Private Placement was subject to certain conditions including the closing of the Exchange Agreement and the filing of a Current Report on Form 8-K, which occurred on November 24, 2010, immediately prior to the closing.

Pursuant to an escrow agreement entered into between the Company, the Investors, and Grushko & Mittman, P.C., as escrow agent, $900,000 from the sale of the Notes will continue to be held in escrow following the closing of the Private Placement in a non-interest bearing account and released to the Company or on the Company’s behalf not more frequently than one time each ten days.  A request for release must be made in writing to the Escrow Agent and Collateral Agent.  The request must include a copy of unanimously adopted resolutions of the board of directors of the Company certified by the secretary of the Company and the Company’s chief financial officer that (i) the Company is requesting a release of funds and the details thereof including the amount, purposes, and wire delivery instructions, (ii) that such requested funds are for reimbursement of funds which were timely employed in conformity in all material respects with the use of proceeds set forth on Schedule 9(e) to the Subscription Agreement under the heading “Use of Proceeds to be Reimbursed After Closing”, and (iii) an Event of Default, or an event that with the giving of notice or the passage of time could become an Event of Default, has not occurred.  The Company must provide to Collateral Agent reasonably satisfactory proof that the funds for which reimbursement is sought had been used for the purposes described in part (ii) of the previous sentence.  The Escrow Agent may not release any funds if an objection to such release has been made by Collateral Agent.  Deviations from Schedule 9(e) to the Subscription Agreement may be made subject to the written approval of the Collateral Agent.  Schedule 9(e) contemplates that $900,000 will be used for public relations and investor relations services rendered by a direct marketing firm under the Company’s direction to implement and manage a direct mail correspondence program.  The Company believes that this program will be beneficial for its business and keeping its shareholders apprised of its progress.  Unless postponed by the Company and Collateral Agent, any funds retained in escrow on the nine month anniversary of the Closing Date will be released to Subscribers requesting such release in proportion to the relative amount of Note principal held by all Subscribers as of such nine month anniversary date.  Upon release to the Subscribers, such sums shall be applied against amounts outstanding on the Notes in the manner set forth in the Notes.

In connection with the Exchange Agreement, in addition to the foregoing:

(i)  Effective on the Closing Date, Itzhak Ayalon and Nahman Morgenstern resigned as the sole officers and directors of the Company and the following individuals were appointed as executive officers and directors of the Company:

Name	Title
John P. Benfield	Chief Executive Officer, Director
Dennis Fedoruk	Chief Creative Officer, President, Chairman
Ronda Bush	Chief Operations Officer
Tony Erwin	Director
Derek Schwerzler	Director

(ii) On November 24, 2010, the Company entered into separation agreements with Itzhak Ayalon and Nahman Morgenstern, pursuant to which the Company purchased from Mr. Ayalon and Mr. Morgenstern an aggregate of 40,500,000 of the Company’s common stock, for a purchase price of $100,000.

(iii) On December 22, 2010, the Company effected a 7.5-to-1 forward stock split, in the form of a stock dividend.  All share amounts in this Annual Report on Form 10-K reflect the forward stock split unless otherwise indicated.

(iv) On December 10, 2010 the Company changed its name from Enter Corp. to The Brainy Brands Company, Inc.

Effective on the Closing Date, pursuant to the Share Exchange Agreement, Brainy Acquisitions became a wholly owned subsidiary of the Company. The acquisition of Brainy Acquisitions is treated as a reverse acquisition, and the business of Brainy Acquisitions became the business of the Company. At the time of the reverse acquisition, Enter was not engaged in any active business.

References to “we,” “us,” “our” and similar words refer to the Company, its subsidiary, Brainy Acquisitions, and (prior to September 23, 2010)  to The Brainy Baby Company, LLC, a Georgia limited liability company whose assets were acquired by Brainy Acquisitions on September  23, 2010.  References to “Enter” refer to the Company and its business prior to the reverse acquisition.

Summary

Brainy Acquisitions is a Georgia corporation organized on August 27, 2010. Enter is a Delaware corporation organized on November 21, 2007.

On September 23, 2010, Brainy Acquisitions acquired all of the assets of The Brainy Baby Company, LLC (“Brainy Baby”).  Brainy Baby is a Georgia limited liability company formed on July 30, 2001. Prior to its acquisition of the assets of Brainy Baby, Brainy Acquisitions did not have any significant assets or operations. We produce children’s educational videos, toys, books, games and puzzles aimed at early development for preschoolers.

Our executive offices are located at 460 Brogdon Road, Suite 400, Suwanee, GA 30024 and our telephone number at such address is 678-762-1100.

Background

As noted above, Brainy Acquisitions, Inc. (“Brainy Acquisitions”) is a Georgia corporation organized on August 27, 2010. On September 23, 2010, Brainy Acquisitions acquired all of the assets of The Brainy Baby Company, LLC (“Brainy Baby”).  Brainy Baby is a Georgia limited liability company formed on July 30, 2001. Prior to its acquisition of the assets of Brainy Baby, Brainy Acquisitions did not have any significant assets or operations. Brainy Acquisitions acquired the assets of Brainy Baby for a purchase price of $82,500, pursuant to an agreement for the purchase and sale of assets of The Brainy Baby Company, LLC, dated September 23, 2010, between Brainy Acquisitions and Asset Recovery Associates, LLC as assignee for the creditors of The Brainy Baby Company, LLC. Brainy Baby assigned its assets to Asset Recovery Associates, LLC (“ARA”), pursuant to a Deed of Assignment, on September 21, 2010. Pursuant to the Deed of Assignment, all of Brainy Baby’s assets were assigned to ARA, which agreed to administer the assets in accordance with O.C.G.A. § 18-2-40 (discussed below). ARA received a fee of $5,000 pursuant to the Deed of Assignment.

The primary factor that led to the decision to enter into the assignment for the benefit of creditors (hereinafter, “ABC”) was Brainy Baby’s desire to obtain a forgiveness of a considerable portion of the debt which Brainy Baby owed to its senior secured lender, First Citizens Bank, as assignor of Georgian Bank. Brainy Baby had assets which were desirable to third-party investors, including intellectual property, but the investors were not interested in servicing a large amount of antecedent debt. As such, the investors made an offer to purchase the assets at a price equal to approximately 30% of the amount owed to First Citizens Bank. First Citizens Bank conditionally accepted the offer, but was required by the FDIC – with whom it had a loss-share agreement – to transact the offer and compromise as an ABC transaction. (First Citizens Bank had purchased the assets of Georgian Bank out of an FDIC receivership, and in connection with that transaction received a loss-share agreement. The loss-share agreement, the exact terms of which were not disclosed to us, limited the amount that First Citizens Bank could lose on any one debt instrument. Accordingly, the FDIC agreed to step in and honor the difference provided that certain criteria were met.)  Because the ABC was consistent with the transaction contemplated by Brainy Baby and its investor group, Brainy Baby agreed to enter into the ABC transaction.  The investor group loaned the funds (in the form of the purchase of a debenture sold by Brainy Acquisitions (a new entity created expressly for this purpose)) used by Brainy Acquisitions for the purchase of the assets of Brainy Baby.

Asset Recovery Associates, LLC (hereinafter, “ARA”) is the “Assignor” in the ABC, as that term is defined by O.C.G.A. § 18-2-40, et seq, the Georgia statute that creates the framework for the ABC transaction. The Assignor is roughly analogous to a trustee in a bankruptcy case. Its role is to liquidate the assets of the estate, and marshal those assets for the benefit of creditors, as the name implies. In this case, the liquidated value of the assets was actually much lower than the amount of even the first position lien (an initial estimate of the liquidation value of the assets was in the vicinity of $20,000; Brainy Acquisitions paid $82,500). In this instance, ARA liquidated the assets of Brainy Baby, and took those proceeds and applied them to the promissory note held by First Citizens Bank, as assignor of Georgian Bank. As indicated above, First Citizens Bank purchased the assets of Georgian Bank out of an FDIC receivership, and in connection with that transaction received a loss-share agreement. The loss-share agreement, the exact terms of which were not disclosed to us, limited the amount that First Citizens Bank could lose on any one debt instrument. In other words, the FDIC agreed to step in and honor the difference provided that certain criteria were met. ARA did not retain any interest in the assets of Brainy Baby whatsoever.

The only parties to the ABC were ARA, Brainy Baby and Brainy Acquisitions, as outlined above. ARA received a fee for its service of $5,000. ARA retained no interest in the assets of Brainy Baby once they passed to Brainy Acquisitions.

The ABC framework is a creature of statute, namely O.C.G.A. § 18-2-40, et seq. As noted above, the Assignor is roughly analogous to a trustee in a bankruptcy case. Its role is to liquidate the assets of the estate, and marshal those assets for the benefit of creditors, as the name implies. The proceeds are distributed in the same priority as they would in a bankruptcy case, first to secured creditors in order of priority, then to taxing authorities, then to unsecured creditors. The amount of the first-position lien was $345,575.94. Secured debts alone totaled $434,873.70. Brainy Baby tendered, and First Citizens Bank accepted, an offer of $82,500 in full satisfaction of the obligation Brainy Baby owed to First Citizens Bank. Pursuant to statute, all creditors received a notice of the assignment, and were invited to submit a proof of claim. However, as indicated above, just the secured debt represented the full value of the assets of Brainy Baby many times over. As such, the ABC was administered much in the same way a no-asset Chapter 7 case would have been, with the secured creditors receiving all of the proceeds of the sale. The effect of the ABC is that the assets of Brainy Baby were sold, free and clear of all encumbrances, to Brainy Acquisitions. The funds for that purchase came from a bona-fide, arms-length purchaser for value, much as if a trustee liquidated an asset in a bankruptcy case. Accordingly, Brainy Acquisitions has no continuing liability to any of Brainy Baby’s creditors. The Deed of Assignment, the instrument through which the ABC is consummated, was recorded in the Gwinnett County Superior Court Records, Misc. Book 00011, Page 0323. A copy of the Deed of Assignment is filed as Exhibit 10.8 hereto.

Georgia ABC law is identical to federal bankruptcy law, especially as it relates to priority. Accordingly, no part of the transaction could be unwound by a trustee “preference” adversary proceeding, or by any other method available to a trustee in bankruptcy. The purpose of the statute is to provide a state-law alternative to bankruptcy. The statute would have no meaning or effect if it could be unwound with either a voluntary or involuntary bankruptcy petition. Had this transaction been adjudicated through a bankruptcy court rather than an extra-judicial ABC, the secured debts alone totaled $434,873.70, of which $345,575.94 was owed to the senior secured lender First Citizens Bank. A Chapter 7 Trustee would have treated the case as a no-asset case, and granted relief from the stay to allow First Citizens to foreclose its security interest. The nature of the collateral was mostly intangible intellectual property assets. There is no (or at best a limited) market for these assets. There was no real property or equipment (other than office equipment with nominal value) for the bank to foreclose. As such, the assets had virtually no appreciable value as a fungible asset for liquidation. The $82,500 Brainy Acquisitions paid for the assets was considerably more than the bank would have realized had it sold the assets on the open market (accordingly, First Citizens Bank accepted the offer from Brainy Acquisitions, with some deliberation, without even proposing a counter-offer).

The Brainy Brands Company, Inc. (formerly known as Enter Corp.) (the “Company”) is a Delaware corporation formed on November 21, 2007.  On November 24, 2010, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”), with Brainy Acquisitions, and the shareholders of Brainy Acquisitions. Pursuant to the Exchange Agreement, which closed on November 24, 2010 (the “Closing Date”), the Company issued 18,749,985 shares of the Company’s common stock to the shareholders of Brainy Acquisitions (the “Acquisition Shares”), representing approximately 57.3% of the Company’s aggregate issued and outstanding common stock following the closing of the Exchange Agreement, in exchange for all of the issued and outstanding capital stock of Brainy Acquisitions.

From November 21, 2007 until the acquisition of Brainy Acquisitions on November 24, 2010, the Company did not have any significant business operations. The Company’s business plan during this period was to use Western know-how and precision farming techniques to grow vegetables and other crops in the former Soviet Republic of Georgia. The Company’s registration statement on Form S-1, pursuant to which 12,300,000 shares of common stock were registered for resale, was declared effective by the Securities and Exchange Commission on April 21, 2010. The offering will be terminated in February 2011. Enter's board approved the transactions resulting in a change in the Company's business to that of Brainy Acquisitions in resolutions effective as of November 24, 2010. Other than as set forth above, current management of the Company is unaware of the factors considered by prior management of Enter that led to the change in Enter’s business, or the dates on which management considered any such factors or determined to change Enter’s business plan and seek a combination with another business. The Company first reported the change in business plan in the Company’s 8-K filed on November 24, 2011.  The first contact between Brainy Baby and Garden State occurred in or around February 2010. The first contact between Brainy Baby or Brainy Acquisitions and Enter or ARA occurred in or around early September 2010.

Brainy Baby had two members, Dennis Fedoruk, who was the managing member and owned a 95% interest in Brainy Baby, and Lee Beitchman, who owned a 5% interest. Mr. Fedoruk currently serves as the Company’s Chief Creative Officer, President and Chairman, and owns 34.3% of the Company’s outstanding common stock. Mr. Beitchman currently owns 2.14% of the Company’s outstanding common stock. Ronda Bush, the Company’s Chief Operations Office, also served as Chief Operations Officer of Brainy Baby. No other current management and/or control person of the Company was associated with Brainy Baby.

Katie Goodman, the sole promoter, control person and member of management of ARA, has not had any relationship with Brainy Baby, Brainy Acquisitions, or the Company (other than the assignment pursuant to the Deed of Assignment) discussed above.

On September 22, 2010, September 29, 2010, and October 29, 2010, Brainy Acquisitions sold debentures (the “Bridge Debentures”) to FLM Holdings, LLC (“FLM”) in the aggregate principal amount of $500,000. At the closing of the Private Placement on November 24, 2010, FLM accepted Notes in the principal amount of $506,489 in full satisfaction of Brainy Acquisitions’ obligations (including principal and interest) under the Bridge Debentures.

On November 15, 2010, Brainy Acquisitions issued 100 shares of common stock to employees and consultants for services. On November 24, 2010, these shares were exchanged for shares of the Company pursuant to the Exchange Agreement discussed above.

Garden State Securities, Inc. (“Garden State”) provided financial advisory services to Brainy Acquisitions in connection with the issuance of securities by Brainy Acquisitions, the Exchange Agreement, and the Private Placement. Pursuant to a letter agreement, dated November 15, 2010, between Garden State and Brainy Acquisitions, Garden State and its designees were issued 1,500,000 shares of common stock of the Company at a purchase price of $0.001 per share, for providing financial advisory services to us. Pursuant to the letter agreement, Garden State was retained as our non-exclusive financial advisor.  The agreement may be terminated upon 30 days written notice by either party. Garden State further received a right of first refusal for a period of 18 months from November 15, 2010, with respect to securities sales by the Company other than to officers, directors or consultants.

We sell over 200 education and entertainment products aimed at children ages 9 months to 5 years including DVD’s, CD’s, books, toys, games, puzzles, and flash cards.

With a global operation and sales through an international network of licensees in 60 countries, licensed broadcasting in 110 countries, distribution channels in China, Asia and Europe, our goal is to become a market leader in preschool education and early childhood development products.

Company History

Brainy Baby branded products have a nine year history of being sold in the US and internationally. Currently, the Brainy Baby brand has been licensed for products including: books, flashcards, toys, games and plush.  Television broadcasts of Brainy Baby episode segments first appeared in 3rd Quarter 2005, via Comcast for the US.

Our Products

We develop, market, license, and sell products for children ages 9 months to 5 years, including DVD’s, books, toys, and games with a focus on making education fun. Our products are designed to be stimulating, entertaining and engaging for even the youngest of children and are meant to be shared between parent and child.

Our Brainy Baby DVDs are comprehensive audio/visual programs that introduce logical and creative concepts to the youngest viewers and basics like ABC's, animals and art to preschoolers. The Bilingual Baby series expose young children to different languages like Spanish, French, Greek, German, Italian, Japanese, Russian, Portuguese, Dutch, Swedish and Hebrew.  Complimentary products such as books, flashcards and toys are designed to reinforce the concepts introduced in the DVD series.

Viewed in millions of homes both domestically and internationally, our programs are broadcast in all major US markets. They are the most commonly requested "baby space" content on video on demand (VOD).  In addition, our Brainy Baby DVD's are seen via broadcast in more than 110 other countries.

Distribution Method

The Company develops certain of its products, in particular its DVD’s and CD’s, while other products sold by the Company, such as books and flashcards, are developed jointly with the manufacturer. The Company purchases the products it sells from the products’ manufacturers and sells the products to distributors, retailers, and directly to consumers through the Company’s website. The Company also licenses DVD’s and CD’s it develops and earns a royalty on sales by the licensee. Such licensing currently accounts for less than 10% of sales.

Go to Market Strategy

Our strategy is to support our existing line of high quality educational toys, media, and activities and develop new product and offerings optimizing new technologies, delivery systems, and advances in early childhood education, such as the following:.

o	Web based Products
o	Mobile based Product
o	Entertainment Content and Programming
o	DVD’s
o	Books, Games, Puzzles, FlashCards
o	Toys specifically designed to support our educational development platform

We will seek to capitalize on recognition of our brand by focusing our energies in the Direct To Consumer Marketing space in addition to strengthening our initiatives in “Big Box” as well as Toy Specialty channel  “brick & mortar” retail channels. The Company will accelerate its current licensing activities, specifically:

Direct To Consumer Sales and Marketing :

o	Direct TV/ Infomercial Marketing
o	Online marketing and e-commerce
o	Mobile/ Smart Phone Apps (Applications)

Retail / Brick & Mortar Specialized Sales Initiatives

o	Big Box (i.e. Walmart, Target et.al.)
o	Medium Size /Smaller Specialty (i.e. Toys R Us, and Local Toy Shops)
o	Mall/ Kiosk Channel

Licensing / Domestic & International

o	Content licensing
o	Brand Licensing
o	Product Licensing

Brainy Baby's DVD and CD content is licensed for localization, duplication and sale in many countries around the globe. Licensees localize or translate the language tracks, applicable video scenes and the DVD cover wraps into the language of the territory.  Through the efforts of our licensees, Brainy Baby is now available in: French, German, Spanish, (Mexican, Castilian and Catalan dialects) German, Italian, Greek, Turkish and Korean which are also available for sale here in the U.S.

Among other creative, design, and marketing agencies that the Company has relationships with, the Company has selected Creative Direct Marketing Group, or CDMG, as its lead direct marketing agency for both its consumer marketing as well as investor relations outreach. As such, CDMG will be responsible for development and execution of a number of marketing initiatives including but not limited to the Company’s: Infomercial development and production, direct mail campaigns and materials development inclusive of brochures, special purpose videos/ DVD’s, magazines, securing spokespeople, Website development, email campaigns, banner and display ad production. The principal terms of all marketing efforts undertaken in conjunction with  CDMG shall be that  all/ each project and initiative will only begin via an initial proposal and work order prepared by CDMG that commits to the specific initiative’s deliverables and the related closed end costs. The Company will review and approve each initiative on a project by project basis.

Market Analysis Summary

There are now three major retail markets: the Mass Market (Wal-Mart, Target, Costco, etc.) the Specialty Market (high end retail stores, department store chains, privately owned toy stores, book stores which sell products not normally found in the Mass Market) and the direct-to-consumer markets or DTC.

The preschool market is expected to continue to grow through year 2025 and beyond, as more than 4.3 million new babies are born annually in the United States.

According to the U.S. Bureau of the Census, there are an estimated 27.9 million children under 11 years of age in 2010. In addition, there are an estimated 4.3 million babies born each year into an environment where parents spend a significant amount of time, money and attention seeking out educational tools to provide the best learning tools for their children. We believe that the trends towards fewer children per household and growth in disposable income will lead to more money being spent on products which parents believe can accelerate the learning potential of their children.

Current market conditions and demographic trends and rising interest in early childhood education combined with the growing market demand for special needs children provides an opportunity to develop a comprehensive Pre-K learning system within the rapidly expanding Educational Brain Development market segment.

Market Segmentation

We believe one of the major reasons for the growth of the preschool DVD market is pure convenience for parents.  When a toddler wants to watch a program, moms need something immediately and moms want their toddlers watching something beneficial, rather than just entertaining.  Preschool children thrive on schedules but they are learning literally every waking moment.  The demand and need for preschool television programming is much greater than the few and inflexible hours a day which public television and cable programs are available.

We believe another reason for the growth of this market is the demand for quality educational products.  Most parents want the very best for their children.  And just as they watch carefully what their children eat, they care as much about watching and controlling their children’s "media diet."  We believe parents prefer DVDs, videos and programs with stronger educational values to help nurture, teach and stimulate their child's brain and social development.

Strategy and Implementation Summary

We will seek to build upon an established yet highly underexploited brand. A segment of our DVD product has been university tested with positive results. Parents have raved about the products through testimonials available publicly on Amazon.com.

The results of a peer reviewed university study which will be published in The Journal for Children and Media validates the effectiveness of the content and teaching methodology used in our videos.

We believe we are well positioned to take our current 200 plus product line and re-launch it on the announcement of scientific data validating our products as superior and effective.

Direct-To-Consumer

Due to the high cost and low return on investment of  national and regional print advertising, trade magazines, and consumer magazines such as American Baby, Parenting, and Child, Brainy Baby will shift to an emphasis on Public Relations and Viral Marketing though, for example, blogs.  The Company has hired Productivity PR, a highly experienced and well connected boutique firm in Los Angeles to construct a high impact but mostly viral based PR initiative.

Suppliers

As noted above, the Company purchases the products it sells from the manufactures and as such relies on a large and diverse number of vendor/manufacturers. Currently we purchase the majority of our books and printed materials from Bendon Publishing International of Ashland Ohio, and the majority of our DVD’s and media products are replicated by Stephen Gould. There are a large number of publishers and replicators, both domestically and internationally, that are able to produce products developed and sold by the Company, and the Company regularly seeks competitive bids for its production needs.

Dependence on one or a few major customers

The Company’s largest customer is BayView Entertainment, LLC of Hackensak, New Jersey. Representing 15% of total sales, Bayview Entertainment, LLC distributes Brainy Baby products, particularly DVD’s, to large scale retailers, the largest being Toys R Us, which accounts for approximately 25% of our current DVD business. We are party to a distribution agreement with BayView Entertainment, LLC, dated March 1, 2010, which has a one-year term and renews automatically for successive one-year terms unless either party notifies the other party of termination with 60 days’ notice.

Competition

Our products compete most directly in the preschool education and entertainment products category, both in the United States and in select international markets. The preschool education and entertainment products category continues to attract new entrants as well as new innovative products, and competition is significant. We believe the principal methods of competition in our industry are performance, features, quality, brand recognition, price and learning content.

Formed in 1997, the Baby Einstein line of products, owned by The Walt Disney Company, is currently the market leader in sales. Other competitors to Brainy Baby include Baby Genius (owned by Pacific Entertainment) and So Smart (the closest competitors by volume); we believe such competitors do not have the resources to maintain market shelf space  There are hundreds of other titles and brands on the market, but mostly single titles with little or no marketing efforts behind them.

We face the challenge of competitors introducing similar products or functionality soon after we introduce our new products or product lines, and these competitors may be able to offer their products at lower prices using cheaper manufacturing or materials, more limited functions, or larger volume. In addition, many of our direct, indirect and potential competitors have significantly longer operating histories, greater brand recognition and substantially greater financial, technical and marketing resources than us. As our competitors seek competitive advantages and differentiation, they are increasing their investments in product research and development and advertising, focusing on global product launches and key distribution channels, expansion of retail shelf space and expansion of products sold through the web.

Our products must also compete for leisure time of children and discretionary spending of parents with other forms of media and entertainment. We design our products to bring fun to learning in order to compete favorably with these outside competitive influences. We believe that the educational content and innovation in our products allows us to compete favorably in these categories as well.

Brainy Baby's approach to competing in this market is to focus mainly on specialty, direct-to-consumer and other unique distribution avenues.

We believe we have the following competitive advantages:

•                  We have in the past been voted #1 in Parent Satisfaction according to Amazon.com. (Because the Amazon.com website is continuously revised, information regarding this is not currently published in a publicly available publication or on a publicly accessible website). We believe this is a competitive advantage in that it shows customer satisfaction with respect to our products compared to those of competitors who have not been voted #1 in Parent Satisfaction.

•                  Nine Year old company pioneered the "baby space" in educational videos. We believe this is a competitive advantage in that such longevity of the Brainy Baby product line shows product acceptance, compared to competitors who have not shown such longevity.

•                  University tested, control group based study validating teaching methodology. We believe this is a competitive advantage in that we are not aware of any competitors having had such validation, and customers will naturally tend to favor products with proven effectiveness.

•                  Our products use real life images while those of competitors use animation. Very young children, lean from real life images, objects, adults and their peers (Sources: http://www.life123.com/parenting/education/math-activities/teaching-children-mathematics.shtml .; http://www.suite101.com/content/math-shapes-are-everywhere-a56076)

•                  More than 75 National and International Awards. We believe this is a competitive advantage in that it is an indication of the quality of our products compared to those of competitors who have not received this many awards.

•                  Our DVDs are 45 minutes, while those of competitors are 25 minutes in length. We believe this is a competitive advantage in that we are offering more content for the same or lower price of competitors, and thus greater value.

Government Regulation

We operate in a highly regulated environment with international, federal, state and local governmental entities regulating many aspects of our business, including products and the importation of products. Regulations with which we must comply include accounting standards, taxation requirements (including changes in applicable income tax rates, new tax laws and revised tax law interpretations), trade restrictions, regulations regarding financial matters, environmental regulations, advertising directed toward children, safety and other administrative and regulatory restrictions. Compliance with these and other laws and regulations could impose additional costs on the conduct of our business.

We are subject to the Consumer Product Safety Act of 1972, as amended by the Consumer Product Safety Improvement Act, or CPSIA, the Federal Hazardous Substances Act, the Flammable Fabrics Act, regulation by the Consumer Product Safety Commission, or CPSC, and other similar federal, state and international rules and regulatory authorities, some of which have conflicting standards and requirements.

Intellectual Property

Our trademarks, trade secrets, copyrights and other intellectual property rights are important assets for us. In particular, we consider the “Brainy Baby” trademark and our related trademarks, which we have registered in the United States and internationally to be valuable to us and will aggressively seek to protect them.

Research and Development

 During the years ended December 31, 2010 and 2009, Brainy Baby did not spend any funds on research and development.

Employees

As of the date of the filing of this report, we have 10 employees, all of whom are full-time. We consider our employee relations to be good.

Item 1A.	Risk Factors

 An investment in the Company’s common stock involves a high degree of risk. In determining whether to purchase the Company’s common stock, an investor should carefully consider all of the material risks described below, together with the other information contained in this report before making a decision to purchase the Company’s securities. An investor should only purchase the Company’s securities if he or she can afford to suffer the loss of his or her entire investment.

Risks Related to our Business

We have a history of losses, declining revenues and we may not be able to achieve profitability in the future.

For the year ended December 31, 2010 and 2009, we had net income (loss) of $173,399 and $(90,318), respectively. We had revenues of $499,057 and $1,339,332 for the years ended December 31, 2010 and 2009. There can be no assurance that we will be profitable in the future. If we are not profitable and cannot obtain sufficient capital we may have to cease our operations, and we may not be profitable in the future.

We may be unable to successfully execute any of our identified business opportunities or other business opportunities that we determine to pursue.

We currently have a limited corporate infrastructure. In order to pursue business opportunities, we will need to continue to build our infrastructure and operational capabilities. Our ability to do any of these successfully could be affected by any one or more of the following factors:

•	our ability to raise substantial additional capital to fund the implementation of our business plan;

•	our ability to execute our business strategy;

•	the ability of our products to achieve market acceptance;

•	our ability to manage the expansion of our operations and any acquisitions we may make, which could result in increased costs;

•	our ability to attract and retain qualified personnel;

•	our ability to manage our third party relationships effectively; and

•	our ability to accurately predict and respond to the rapid changes in our industry and the evolving demands of the markets we serve.

 Our failure to adequately address any one or more of the above factors could have a significant impact on our ability to implement our business plan with respect to marketing and selling early childhood  products and our ability to pursue other opportunities that arise.

We may not be able to effectively control and manage our proposed growth business plan, which would negatively impact our operations.

           If our business and markets grow and develop, of which there are no assurances, it will be necessary for us to finance and manage expansion in an orderly fashion. We may face challenges in managing expanding product offerings and in integrating any acquired businesses with our own. Such eventualities will increase demands on our existing management, workforce and facilities. Failure to satisfy increased demands could interrupt or adversely affect our operations and cause administrative inefficiencies.

 Our business depends on the development of strong brands, and if we do not develop and enhance our brands, our ability to attract and retain customers may be impaired and our business and operating results may be harmed.

           We believe that our “Brainy Baby” brand and extensions thereof will be a critical part of our business. Developing and enhancing these brands may require us to make substantial investments with no assurance that these investments will be successful. If we fail to promote and develop our brands, or if we incur significant expenses (or significantly greater expenses than allocable) in this effort, our business, prospects, operating results and financial condition will be harmed. We anticipate that developing, maintaining and enhancing our brands will become increasingly important, difficult and expensive.

 Our business depends on highly changeable consumer preferences and toy trends.

We operate in an industry where consumer preferences can change drastically from year to year. Unlike a subscription or other recurring revenue model, we depend on our ability to correctly identify changing consumer sentiments well in advance and supply new products that respond to such changes on a timely basis. Consumer preferences, and particularly children’s preferences, are continually changing and are difficult to predict. Since our products typically have a long development cycle, in some cases lasting many years, it can be difficult to predict correctly changing consumer preferences and technology, entertainment and education trends. To remain competitive, we must continue to develop new technologies and products and enhance existing technologies and product lines, as well as successfully integrate third-party technology with our own. We cannot be sure that any new products or services will be widely accepted and purchased by consumers, and if new products are not as successful as we expect, our business and operating results will be adversely affected.

Economic declines have had a material adverse effect on our sales, and a slow recovery could prevent us from achieving our financial goals.

We rely heavily on sales to retailers during the third and fourth quarters of each year to achieve our overall sales goals. Also, we rely on strong consumer sales in these periods to prevent build- up of retail inventory. We cannot predict the extent to which economic conditions will change and many economists predict that the economic decline will be prolonged, that any recovery may be weak, and that conditions may deteriorate further before there is any improvement or even after some improvement has occurred. Continuing weak economic conditions in the United States or abroad as a result of the current global economic downturn, lower consumer spending (especially discretionary items), lower consumer confidence, continued high or higher levels of unemployment, higher inflation or even deflation, higher commodity prices, such as the price of oil, political conditions, natural disaster, labor strikes or other factors could negatively impact our sales or ability to achieve profitability.

We depend on our suppliers for our components, and our production or operating margins would be harmed if these suppliers are not able to meet our demand and alternative sources are not available.

Some of the components used to make our products currently come from single suppliers. If our suppliers are unable to meet our demand for our components  and if we are unable to obtain an alternative source or if the price available from our current suppliers or an alternative source is prohibitive, our ability to maintain timely and cost-effective production of our products would be seriously harmed and our operating results would suffer. In addition, as we do not have long-term agreements with our major suppliers and cannot guarantee their stability, they may stop manufacturing our components at any time, with little or no notice.  If we are required to use alternative sources, we may be required to redesign some aspects of the affected products, which may involve delays and additional expense. If there are any significant interruptions in the supply of components, we may be unable to manufacture sufficient quantities of our finished products or we may be unable to manufacture them at targeted cost levels, and our business and operating results could be harmed.

We rely on a limited number of manufacturers, many of which are located in China, to produce our finished products, and our reputation and operating results could be harmed if they fail to produce quality products in a timely and cost-effective manner and in sufficient quantities.

We outsource substantially all of our finished goods assembly, using several Asian manufacturers, most of which manufacture our products at facilities in the Guangdong province in the southeastern region of China. We depend on these manufacturers to produce sufficient volumes of our finished products in a timely fashion, at satisfactory quality and cost levels and in accordance with our and our customers’ terms of engagement. If our manufacturers fail to produce quality finished products on time, at expected cost targets and in sufficient quantities, or if any of our products are found to be tainted or otherwise raise health or safety concerns, our reputation and operating results would suffer.

If we do not maintain sufficient inventory levels or if we are unable to deliver our products to our customers in sufficient quantities, or on a timely basis, or if retail inventory levels are too high, our operating results will be adversely affected.

If we fail to meet tight shipping schedules, we could damage our relationships with retailers, increase our shipping costs or cause sales opportunities to be delayed or lost. In order to be able to deliver our merchandise on a timely basis, we need to maintain adequate inventory levels of the desired products. If our inventory forecasting and production planning processes result in our maintaining manufacturing inventory in excess of the levels demanded by our customers, we could be required to record inventory write-downs for excess and obsolete inventory, which would adversely affect our operating results. If the inventory of our products held by retailers is too high, they may not place or may reduce orders for additional products, which would unfavorably impact our future sales and adversely affect our operating results.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products and brands.

Our intellectual property rights are important assets for us. We have registered a trademark for “Brainy Baby” and certain derivations thereon in the United States and internationally. Various events outside of our control pose a threat to our intellectual property rights. For example, effective intellectual property protection may not be available in every country in which our products are distributed. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Also, protecting our intellectual property rights is costly and time consuming. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results.

We may be unable to protect our intellectual property from infringement by third parties.

Our business plan is significantly dependent upon exploiting our intellectual property. There can be no assurance that we will be able to control all of the rights for all of our intellectual property. We may not have the resources necessary to assert infringement claims against third parties who may infringe upon our intellectual property rights. Litigation can be costly and time consuming and divert the attention and resources of management and key personnel.

In providing our products we could infringe on the intellectual property rights of others, which may cause us to engage in costly litigation and, if we do not prevail, could also cause us to pay substantial damages and prohibit us from selling our services.

Third parties may assert infringement or other intellectual property claims against us. We may have to pay substantial damages, if it is ultimately determined that our services infringe a third party’s proprietary rights. Even if claims are without merit, defending a lawsuit takes significant time, may be expensive and may divert management’s attention from our other business concerns.

Any errors or defects contained in our products, or our failure to comply with applicable safety standards, could result in recalls, delayed shipments and rejection of our products and damage to our reputation, and could expose us to regulatory or other legal action.

Our products may contain errors or defects that are discovered after commercial shipments have begun, which could result in the rejection of our products by our retailers, damage to our reputation, lost sales, diverted development resources and increased customer service and support costs and warranty claims. Individuals could sustain injuries from our products, and we may be subject to claims or lawsuits resulting from such injuries. There is a risk that these claims or liabilities may exceed, or fall outside the scope of, our insurance coverage. Moreover, we may be unable to retain adequate liability insurance in the future.

Concerns about potential public harm and liability may involve involuntary recalls or lead us to voluntarily recall selected products. Recalls or post-manufacture repairs of our products could harm our reputation and our competitive position, increase our costs or reduce our net sales. Costs related to unexpected defects include the costs of writing down the value of our inventory of defective products and providing product replacement, as well as the cost of defending against litigation related to the defective products. Further, as a result of recent recalls and safety issues related to products of a number of manufacturers in the toy industry, some of our retailer customers have been increasing their testing requirements of the products we ship to them. These additional requirements may result in delayed or cancelled shipments, increased logistics and quality assurance costs, or both, which could adversely affect our operations and financial results. In addition, recalls or post-manufacturing repairs by other companies in our industry could affect consumer behavior and cause reduced purchases of our products and increase our quality assurance costs in allaying consumer concerns.

System failures in our web-based services or store could harm our business.

The Internet-based aspects of our business have grown substantially in strategic importance to our overall business. However, we still have limited experience operating an e-commerce system and providing web services in connection with our products. Any failure to provide a positive user experience could have a negative impact on our reputation, sales and consumer relationships. If demand for accessing our websites exceeds the capacity we have planned to handle peak periods or if other technical issues arise when customers attempt to use these systems to purchase products or to access features or content for our increasing number of web-connected products, then customers could be inconvenienced or become dissatisfied with our products. Any significant disruption to our website or internal computer systems or malfunctions related to transaction processing on our e-commerce store or content management systems could result in a loss of potential or existing customers and sales. Any significant system failures in our web-based services or store could have a significant adverse effect on our sales and operating plan.

Although our systems have been designed to reduce downtime in the event of outages or catastrophic occurrences, they remain vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, computer viruses, computer denial-of-service attacks, and similar events. Some of our systems are not fully redundant, and our disaster recovery planning is not sufficient for all eventualities. Our systems are also subject to break-ins, sabotage, and intentional acts of vandalism. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at our hosting facilities could result in lengthy interruptions in our services. We do not carry business interruption insurance sufficient to compensate us for losses that may result from interruptions in our service as a result of system failures. Any unplanned disruption of our systems could result in adverse financial impact to our operations.

If we are unable to compete effectively with existing or new competitors, our sales and market share could decline.

We currently compete primarily in the learning toy and electronic learning aids category of the U.S. toy industry. We also compete in the U.S. supplemental educational materials market. Each of these markets is very competitive and we expect competition to increase in the future. Many of our direct, indirect and potential competitors have significantly longer operating histories, greater brand recognition and substantially greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to changes in consumer requirements or preferences or to new or emerging technologies, and may be able to use their economies of scale to produce products more cheaply. Further, with greater economies of scale and more distribution channels, they may be successful even if they sell at a lower margin. Our larger competitors may also be able to devote substantially greater resources, including personnel, spending and facilities to the development, promotion and sale of their products than we do. We cannot assure you that we will be able to compete effectively in our markets.

Retailer liquidity problems could harm our financial results.

If retailers encounter liquidity problems due to weak sales or their inability to raise sufficient capital because of credit constraints, we may not be able to collect the accounts receivable we generate based on the orders we fulfill. In 2008 and 2009, there were a number of bankruptcies among prominent retailers. Where retailers file for bankruptcy protection, we are likely to collect less money than we are owed, and may collect nothing, particularly when the retailer had significant secured debt ahead of our claims. If any of our retailers suspend or reduce payments to us or file for bankruptcy protection, the resulting bad debt expense we would incur would have an adverse effect on our results of operations. In addition to collection risk, we may decide not to accept orders from troubled retailers, which would further reduce sales.

We are subject to international, federal, state and local laws and regulations that could impose additional costs or changes on the conduct of our business.

We operate in a highly regulated environment with international, federal, state and local governmental entities regulating many aspects of our business, including products and the importation of products. Regulations with which we must comply include accounting standards, taxation requirements (including changes in applicable income tax rates, new tax laws and revised tax law interpretations), trade restrictions, regulations regarding financial matters, environmental regulations, advertising directed toward children, safety and other administrative and regulatory restrictions. Compliance with these and other laws and regulations could impose additional costs on the conduct of our business. While we take steps that we believe are necessary to comply with these laws and regulations, there can be no assurance that we have achieved compliance or that we will be in compliance in the future. Failure to comply with the relevant regulations could result in monetary liabilities and other sanctions, which could have a negative impact on our business, financial condition and results of operations. In addition, changes in laws or regulations may lead to increased costs, changes in our effective tax rate, or the interruption of normal business operations that would negatively impact our financial condition and results of operations.

We are subject to the Consumer Product Safety Act of 1972, as amended by the Consumer Product Safety Improvement Act, or CPSIA, the Federal Hazardous Substances Act, the Flammable Fabrics Act, regulation by the Consumer Product Safety Commission, or CPSC, and other similar federal, state and international rules and regulatory authorities, some of which have conflicting standards and requirements. Our products could be subject to involuntary recalls and other actions by these authorities. We may also have to write off inventory and allow our customers to return products they purchased from us. In addition, any failures to comply could lead to significant negative media attention and consumer dissatisfaction, which could harm our sales and lead to widespread rejection of our products, particularly since we rely so heavily on the integrity of our brand.

Natural disasters, armed hostilities, terrorism, labor strikes or public health issues could have a material adverse effect on our business.

Armed hostilities, terrorism, natural disasters, or public health issues, such as the recent outbreak of H1N1 flu, whether in the United States or abroad could cause damage and disruption to our company, our suppliers, our manufacturers, or our customers or could create political or economic instability, any of which could have a material adverse impact on our business. Although it is impossible to predict the consequences of any such events, they could result in a decrease in demand for our product or create delay or inefficiencies in our supply chain by making it difficult or impossible for us to deliver products to our customers, or for our manufacturers to deliver products to us, or suppliers to provide component parts.

We rely on key personnel and, if we are unable to retain or motivate key personnel or hire qualified personnel, we may not be able to grow effectively.

Our success depends in large part upon the abilities and continued service of our executive officers and other key employees, particularly John Benfield, our chief executive officer, Dennis Fedoruk, our chief creative officer, and Ronda Bush, our chief operations officer. There can be no assurance that we will be able to retain the services of such officers and employees.  Our failure to retain the services of our key personnel could have a material adverse effect on the Company.   In order to support our projected growth, we will be required to effectively recruit, hire, train and retain additional qualified management personnel.  Our inability to attract and retain the necessary personnel could have a material adverse effect on the Company.  We have no “key man” insurance on any of our key employees.

One customer accounts for approximately 15% of our sales, and the loss of this customer would substantially impact our operations.

Our largest customer, Bayview Entertainment, LLC, accounts for approximately 15% of our sales. This subjects us to significant financial and other risks in the operation of our business if a major customer were to terminate or materially reduce, for any reason, its business relationship with us.

One projections included in Exhibit 99.1 of this Current Report on Form 8-K/A are subject to numerous risks and uncertainties and actual results may differ materially.

Exhibit 99.1 incorporated by reference with this Annual Report on Form 10-K contains an overview of the Company which was provided to investors in connection with our Private Placement discussed in this Annual Report on Form 10-K. This overview includes certain projections made by the Company with respect to its future operating results. Our actual results may, and are likely to, differ materially from these projections due to numerous factors, including those described under this “Risk Factors” section and those risks discussed from time to time in this report, including under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other documents which we file with the Securities and Exchange Commission. In addition, our results could be affected by risks and uncertainties related to our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions.

Risks Related to the Company’s Common Stock

There is not an active liquid trading market for the Company’s common stock.

The Company files reports under the Securities Exchange Act of 1934, as amended, and its common stock is eligible for quotation on the OTC Bulletin Board. However, there is no regular active trading market in the Company’s common stock, and we cannot give an assurance that an active trading market will develop. If an active market for the Company’s common stock develops, there is a significant risk that the Company’s stock price may fluctuate dramatically in the future in response to any of the following factors, some of which are beyond our control:

•	variations in our quarterly operating results;

•	announcements that our revenue or income are below analysts’ expectations;

•	general economic slowdowns;

•	sales of large blocks of the Company’s common stock;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; and

•	fluctuations in stock market prices and volumes, which are particularly common among highly volatile securities of early stage technology companies.

The ownership of our common stock is highly concentrated in our officers and directors.

Our executive officers and directors beneficially own approximately 17,024,994 shares of our outstanding common stock (52.1%). As a result, they have the ability to exercise control over our business by, among other items, their voting power with respect to the election of directors and all other matters requiring action by stockholders. Such concentration of share ownership may have the effect of discouraging, delaying or preventing, among other items, a change in control of the Company.

The Company’s common stock will be subject to the “penny stock” rules of the SEC, which may make it more difficult for stockholders to sell the Company’s common stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The regulations applicable to penny stocks may severely affect the market liquidity for the Company’s common stock and could limit an investor’s ability to sell the Company’s common stock in the secondary market.

As an issuer of “penny stock,” the protection provided by the federal securities laws relating to forward-looking statements does not apply to the Company.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, the Company will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by the Company contained a material misstatement of fact or was misleading in any material respect because of the Company’s failure to include any statements necessary to make the statements not misleading. Such an action could hurt our financial condition.

The Company has not paid dividends in the past and does not expect to pay dividends in  the foreseeable future.  Any return on investment may be limited to the value of the Company’s common stock.

No cash dividends have been paid on the Company’s common stock. We expect that any income received from operations will be devoted to our future operations and growth. The Company does not expect to pay cash dividends in the near future. Payment of dividends would depend upon our profitability at the time, cash available for those dividends, and other factors as the Company’s board of directors may consider relevant. If the Company does not pay dividends, the Company’s common stock may be less valuable because a return on an investor’s investment will only occur if the Company’s stock price appreciates.

Because our common stock is not registered under the Exchange Act, we will not be subject to the federal proxy rules and our directors, executive offices and 10% beneficial holders will not be subject to Section 16 of the Exchange Act. In addition, our reporting obligations under Section 15(d) of the Exchange Act may be suspended automatically if we have fewer than 300 shareholders of record on the first day of our fiscal year.

Our common stock is not registered under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), and we do not intend to register our common stock under the Exchange Act for the foreseeable future (provided that, we will register our common stock under the Exchange Act if we have, after the last day of our fiscal year, more than 500 shareholders of record, in accordance with Section 12(g) of the Exchange Act). As a result, although we are required to file annual, quarterly, and current reports pursuant to Section 15(d) of the Exchange Act, as long as our common stock is not registered under the Exchange Act, we will not be subject to Section 14 of the Exchange Act, which, among other things, prohibits companies that have securities registered under the Exchange Act from soliciting proxies or consents from shareholders without furnishing to shareholders and filing with the Securities and Exchange Commission (“SEC”) a proxy statement and form of proxy complying with the proxy rules. In addition, so long as our common stock is not registered under the Exchange Act, our directors and executive officers and beneficial holders of 10% or more of our outstanding common stock will not be subject to Section 16 of the Exchange Act. Section 16(a) of the Exchange Act requires executive officers and directors, and persons who beneficially own more than 10% of a registered class of equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common shares and other equity securities, on Forms 3, 4 and 5 respectively. Such information about our directors, executive officers, and beneficial holders will only be available through this report, any registration statement, and periodic reports we file hereafter.  Furthermore, so long as our common stock is not registered under the Exchange Act, our obligation to file reports under Section 15(d) of the Exchange Act will be automatically suspended if, on the first day of any fiscal year (other than a fiscal year in which a registration statement under the Securities Act has gone effective), we have fewer than 300 shareholders of record. This suspension is automatic and does not require any filing with the SEC. In such an event, we may cease providing periodic reports and current or periodic information, including operational and financial information, may not be available with respect to our results of operations.

Our issuance of common stock upon conversion of debentures and exercise of warrants may depress the price of our common stock.

As of the date of the filing of this report, we have 32,699,992 shares of common stock, convertible debentures in the aggregate principal amount of $2,806,489 convertible into 7,016,223 shares of common stock, and warrants to purchase an aggregate of 14,032,444 shares of common stock issued and outstanding. The issuance of shares of common stock upon conversion of convertible debentures and exercise of outstanding warrants could result in substantial dilution to our stockholders, which may have a negative effect on the price of our common stock.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties.

Our principal executive offices are located at 460 Brogdon Road, Suite 400, Suwanee, GA 30024. Our lease commenced in March 2007 and has a seven year term. Our current monthly rent is $4,688 and we pay $915 monthly for common area maintenance.

Item 3.	Legal Proceedings.

There are no legal proceedings to which the Company or any of its property is the subject.

Item 4.	[Reserved.]

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of the date of the filing of this report: (i) 600,000 shares of Common Stock are subject to outstanding options or warrants to purchase, or securities convertible into, Common Stock; (ii) 5,282,827 shares of Common Stock can be sold pursuant to Rule 144 under the Securities Act of 1933, as amended, and (iii) 0 shares of Common Stock are being, or has been publicly proposed to be, publicly offered by the Company.

There is no provision of the Company’s charter or by-laws that would have an effect of delaying, deferring or preventing a change in control of the Company and that would operate only with respect to an extraordinary corporate transaction involving the Company, such as a merger, reorganization, tender offer, sale or transfer of substantially all of its assets, or liquidation.

The Company’s common stock is eligible for quotation on the OTC Bulletin Board under the symbol “TBBC.” There has been minimal reported trading to date in the Company’s common stock.

As of April 15, 2011, there were approximately 46 holders of record of the Company’s common stock.

Dividends

The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain future earnings, if any, to finance the expansion of its business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2010, we did not have any equity compensation plan.

Recent Sales Of Unregistered Securities.

We have had no sales of unregistered securities during the year ended December 31, 2010 that have not been reported on Form 8-K or Form 10-Q.

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan of Programs
October 2010	0		--		0	0
November 2010	40,500,000	(1)	$0.00247	(1)	0	0
December 2010	0		--		0	0

(1) On November 24, 2010, the Company entered into separation agreements with Itzhak Ayalon and Nahman Morgenstern, pursuant to which the Company purchased from Mr. Ayalon and Mr. Morgenstern an aggregate of 40,500,000 of the Company’s common stock, for a purchase price of $100,000.

Item 6.	Selected Financial Data

Not Applicable.

ITEM 7.                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements contained in this Form 10-K that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 8-K, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

•	Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;

•	Our ability to raise capital when needed and on acceptable terms and conditions;

•	The intensity of competition; and

•	General economic conditions.

        All written and oral forward-looking statements made in connection with this Form 10-K that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Plan of Operation

Brainy Acquisitions, Inc. was formed on August 27, 2010 under the laws of the state of Georgia and is headquartered in Suwanee, Georgia. The Company engages in the business of selling educational DVDs, books, games, and toys for babies, toddlers and pre-schoolers both domestically and internationally through retailers under licensing agreements, as well as directly to customers primarily via internet sales.

We sell over 200 education and entertainment products aimed at children ages 9 months to 5 years including DVD’s, CD’s, books, toys, games, puzzles, and flash cards.

With a global operation and sales through an international network of licensees in 60 countries, licensed broadcasting in 110 countries, distribution channels in China, Asia and Europe, our goal is to become a market leader in preschool education and early childhood development products.

Results of Operation

The following table sets forth the summary income statement for the years ended December 31, 2010 and 2009:

	Year ended
	December 31, 2010	December 31, 2009
Revenues - net of discounts	$499,057	$1,339,332
Gross Profit	$330,164	$1,047,550
Operating Expenses	$(2,432,239)	$(1,045,815)
Other Income (Expenses) - net	$2,275,474	$(92,053)
Net Income (Loss)	$173,399	$(90,318)
Income (Loss) per Share – Basic	$0.01	$(0.01)
Income (Loss) per Share – Diluted	$(0.06)	$(0.01)

For the year ended December 31, 2010 and 2009, the Company reported a net income of $173,399, or $0.01 per share and net loss of $(90,318) or $(0.01) per share, respectively. The change in net loss between the year ended December 31, 2010 and 2009 was primarily attributable to following significant events:

●
During the year ended December 31, 2010 as compared to the year ended December 31, 2009, the Company’s revenues declined considerably as the management team was focused on a reverse merger and recapitalization with a shell corporation.  Due to the small number of management personnel, considerable time and effort was shifted from the selling process toward reverse merger and recapitalization process.  As a result, revenues decreased significantly.

●
The decrease in sales was primarily driven by a decrease in licensing income.   The Company had a 3 year licensing agreement that expired on December 31, 2009.  This agreement constituted approximately, $667,000 in licensing income during 2009.

●
Gross profit percentage decrease from approximately 78% for the year ended December 31, 2009 to 66% for the year ended December 31, 2010.  The decrease is primarily attributable to the expiration of the significant licensing contract as discussed above.  The fees associated with such contract was minimal.

●
Operating expenses increased by 133% from $1,045,815 for the year ended December 31, 2009 to $2,432,239 for the year ended December 31, 2010.  The increase in operating expenses is primarily attributable to the Company’s reverse merger and recapitalization transaction.  The Company incurred significant professional fees in completing this transaction.  In addition, the Company issued stock base compensation in the amount of $674,062 to officers, directors, key employees and consultants during the year ended December 31, 2010.

●
Other income (expenses)  – net increased significantly, primarily due to the $2,435,463 gain on extinguishment of debt the company realized during the year ended December 31, 2010.  The gain was recorded as a result of the assignment for the benefit of creditor transaction.  This increase in other income was offset by an increase in interest expense.  Interest expense increased primarily due to the interest and debt discount associated with the 2010 convertible promissory note offering.

Going Concern: As shown in the accompanying consolidated financial statements, the Company incurred a loss from operations of $2,102,075 during the year ended December 31, 2010, and as of that date, the Company had an accumulated deficit of $1,067,408. Those factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management of the Company plans to address this concern by doing the following:

▪           Actively seeking to raise additional capital through convertible note offerings

▪           Launch of new marketing and brand awareness campaign

The ability of the Company to continue as a going concern is dependent on its ability to do all or most of the above listed steps. As illustrated above, the Company has already been successful in setting its plan in action and looks forward to further progress as the year progresses.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2010 compared to December 31, 2009.

	Year ended
	December 31, 2010	December 31, 2009	Increase/ (Decrease)
Current Assets	$2,044,501	$178,063	$1,866,438
Current Liabilities	$477,761	$2,242,626	$(1,764,865)
Working Capital (Deficit)	$1,566,740	$(2,064,563)	$3,631,303

As of December 31, 2010, we had a working capital  of $1,566,740 as compared to a working capital deficit of $2,064,563 as December 31, 2009, an increase of $3,631,303. The increase is primarily a result of the Company entering into the 2010 convertible promissory note offering which aided in the increase in current assets.  In addition, the company recorded a $2,435,463 gain on extinguishment of liabilities pursuant to the assignment for the benefit of creditor transaction, reducing current liabilities significantly.

Net cash used for operating activities for the years ended December 31, 2010 and 2009 was $(700,168) and $(189,013), respectively. The Net Income (Loss) for the years ended December 31, 2010 and 2009 was 173,399 and $(90,318), respectively.

Net cash obtained through all financing activities for year ended December 31, 2010 was $1,648,310 (net of $900,000 in restricted cash) as compared to $178,310 for the year ended December 31, 2009.

The Company continues to explore potential expansion opportunities in the industry in order to boost sales, while leveraging distribution systems to consolidate lower costs.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends ASC 820, “Fair Value Measurements” ("ASC 820") to require a number of additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The ASU also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The amended guidance was effective for financial periods beginning after December 15, 2009, except the requirement to disclose Level 3 transactions on a gross basis, which becomes effective for financial periods beginning after December 15, 2010. ASU 2010-06 did not have a significant effect on the Company’s consolidated financial position or results of operations.

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The disclosures about activity that occurs during the reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The Company does not expect the provisions of ASU 2010-20 to have a material effect on its financial position, results of operations or cash flows.

In August 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-05, Measuring Liabilities at Fair Value, or ASU 2010-05, which amends ASC 820 to provide clarification of a circumstance in which a quoted price in an active market for an identical liability is not available. A reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities (or similar liabilities when traded as assets) and/or 2) a valuation technique that is consistent with the principles of ASC 820. ASU 2010-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption did not have a material impact on our consolidated financial statements.

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-29, Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. ASU 2010-29 affects any public entity as defined by Topic 805 that enters into business combinations that are material on an individual or aggregate basis. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted. The Company does not expect the provisions of ASU 2010-29 to have an effect on its financial position, results of operations or cash flows.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 of our consolidated financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

We believe the following critical accounting policies and procedures, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Use of Estimates, Going Concern Consideration – The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.  Among the estimates we have made in the preparation of the financial statements is an estimate of our projected revenues, expenses and cash flows in making the disclosures about our liquidity in this report.  As an early stage company, many variables may affect our estimates of cash flows that could materially alter our view of our liquidity and capital requirements as our business develops.  Our consolidated financial statements have been prepared assuming we are a “going concern”.  No adjustment has been made in the consolidated financial statements which could result should we be unable to continue as a going concern.

Share-Based Compensation - US GAAP requires public companies to expense employee share-based payments (including options, warrants, restricted stock units and performance stock units) based on fair value.  We must use our judgment to determine key factors in determining the fair value of the share-based payment, such as volatility, forfeiture rates and the expected term in which the award will be outstanding.

Derivative Financial Instruments - Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses binomial option-pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the binomial option-pricing model.

Debt Issuance Costs and Debt Discount -These items are amortized over the life of the debt to interest expense.  If a conversion, extinguishment or repayment of the underlying debt occurs, a proportionate share of these amounts is immediately expensed.

Revenue recognition - The Company recognizes revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the product is delivered, (3) the sales price to the customer is fixed or determinable, and (4) collectability of the related customer receivable is reasonably assured.  There is no right of return for products.  Product sales are recognized upon shipment, where risk and title to the Company’s inventory passes to the customer.

The Company also enters into licensing agreements whereby the licensee agrees to pay a percentage of net sales of the licensed products.  Most of the agreements require the licensee to pay guaranteed minimum royalty payments upon entering into the agreement.  Advanced royalty payments associated with these agreements are recorded as deferred revenue and royalties are recognized as revenue over the period of the agreement based on the greater of the monthly minimums of the licensees’ sales of the licensed products.

OFF-BALANCE SHEET ARRANGEMENTS:

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 7A.                    Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.	Financial Statements and Supplementary Information

Our financial statements, together with the independent registered public accounting firm's report of Habif, Arogeti & Wynne, LLP, begin on page F-1, immediately after the signature page.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None .
Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of December 31, 2010, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report of Internal Control over Financial Reporting.

This company’s management is responsible for establishing and maintaining internal controls over financial reporting and disclosure controls. Internal Control Over Financial Reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

1.           Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

2.           Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the registrant; and

3.           Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is appropriately recorded, processed, summarized and reported within the specified time periods.

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management concluded that as of December 31, 2010 it had material weaknesses in its internal control procedures.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

As of December 31, 2010, we have concluded that our internal control over financial reporting was ineffective as of December 31, 2010.

The Company’s assessment identified certain material weaknesses which are set forth below:

Financial Statement Close Process

The Company currently has an insufficient level of monitoring and oversight controls for review and recording of stock issuances, agreements and contracts, including insufficient documentation and review of the selection and application of generally accepted accounting principles to significant non-routine transactions.

Entity Level Controls

There are insufficient corporate governance policies. Our corporate governance activities and processes are not always formally documented. Specifically, decisions made by the board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management.

The Company currently has insufficient resources and an insufficient level of monitoring and oversight, which may restrict the Company’s ability to gather, analyze and report information relative to the financial statements in a timely manner, including insufficient documentation and review of the selection and application of generally accepted accounting principles to significant non-routine transactions. In addition, the limited size of the accounting department makes it impractical to achieve and optimum segregation of duties.

As a result material misstatements to the 2009 and 2010 financial statements were not detected by management. Adjustments were appropriately recorded prior to the issuance of the 2010 consolidated financial statements.

There are limited processes and limited or no documentation in place for the identification and assessment of internal and external risks that would influence the success or failure of the achievement of entity-wide and activity-level objectives.

Functional Controls and Segregation of Duties

Because of the company’s limited resources, there are limited controls over information processing, and no internal controls over the accuracy, completeness and authorization of transactions.

There is an inadequate segregation of duties consistent with control objectives. Our company’s management is composed of a small number of individuals resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will reassess this matter in the following year to determine whether improvement in segregation of duty is feasible.

There is a lack of top level reviews in place to review targets, product development, joint ventures or financing. All major business decisions are carried out by the officers with board of director approval when needed.

Accordingly, as the result of identifying the above material weaknesses we have concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and are intrinsic to our small size. Management believes these weaknesses did not have a material effect on our financial results and intends to take remedial actions upon receiving funding for the company’s business operations.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permanently exempt smaller reporting companies.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us by preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that preparing and implementing sufficient written policies and checklists will remedy the material weaknesses pertaining to insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements. We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies, including:

(1) We will document a formal code of ethics.

(2) We will revise processes to provide for a greater role of independent board members in the oversight and review until such time that we are adequately capitalized to permit hiring additional personnel to address segregation of duties issues, ineffective controls over the revenue cycle and insufficient supervision and review by our corporate management.

(3) We will continue to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes.

We intend to consider the results of our remediation efforts and related testing as part of our year-end 2011 assessment of the effectiveness of our internal control over financial reporting.

Subsequent to December 31 2010, we have undertaken the following steps to address the deficiencies stated above:

●  Continued the development and documentation of internal controls and procedures surrounding the financial reporting process, primarily through the use of account reconciliations, and supervision.
●  Engaged a third party financial consultant to assist in financial reporting and the close process.

Changes in Internal Controls.

During the three months ended December 31, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, And Corporate Governance.

Below are the names and certain information regarding the Company’s executive officers and directors following the acquisition of Brainy Acquisitions.

Name	Age	Position

John P. Benfield	60	Chief Executive Officer and Director

Ronda Bush	50	Chief Operations Officer

Dennis Fedoruk	56	Chairman, President, Chief Creative Officer

Tony Erwin	42	Director

Derek Schwerzler	34	Director

Directors serve until the next annual meeting of stockholders or until their successors are elected and qualified.  Officers serve at the discretion of the Board of Directors.   The Board of Directors does not have any committees. To date, no amount has been paid to a director for the services of such individual on the Board.

Background of Executive Officers and Directors

John P. Benfield, Chief Executive Officer and Director

John P. Benfield has been Chief Executive Officer of the Company since November 24, 2010. Since June 2008, Mr. Benfield has been Founder and Managing Partner of Wall & Madison Media, LLC, a marketing strategies firm. From August 2006 to May 2008, Mr. Benfield was CEO Direct Marketing Services of Next Jump Inc. From March 1995 to July 2006 Mr. Benfield was Chairman and Chief Executive Officer of Coactive Marketing Group, Inc. Mr. Benfield was President of Spar Marketing Services Group, Inc from February 1992 to February 1995 and President of R.G. Meadows, Inc. from February 1988 to January 1992 (both companies were predecessors to Coactive Marketing Group, Inc.). Mr. Benfield began his career at The Colgate Palmolive Company in 1973 and held a number of positions there from 1973 through 1988 when he left the company as Director of New Business- Colgate.

Mr. Benfield is recognized for his ability to identify growth and revenue stream opportunities, effectively align resources and execute. Mr. Benfield has proven success with start- ups, turnarounds, M&A, and growth business environments; he is a senior executive experienced with  public environment  GAAP and Sarbox compliance management. Mr. Benfield received his BA from State University College of New York and his MBA from Adelphi University. Mr. Benfield’s marketing, sales, and business management knowledge and experience led to the conclusion that Mr. Benfield should serve on the Board of Directors, given the Company’s business and structure.

Ronda Bush, Chief Operations Officer

Ronda Bush has been the Company’s Chief Operations Officer since November 24, 2010, and served as Brainy Baby’s Chief Operations Officer from its formation in 2001.

Ms. Bush spent several years in the banking industry before forming Fiscal Integrity, a company which provided accounting services to small, growing businesses.  One of the many clients Ms. Bush served was a business for Dennis Fedoruk.  This launched an 18 year business relationship servicing all business aspects for Mr. Fedoruk, in which her responsibilities included purchasing, operations, accounting and contract negotiations.

Tony Erwin, Director

Tony Erwin has been a director of the Company since November 24, 2010.

Since June 2010, Mr. Erwin has been LAN Systems Engineer at Barcode Communications. From April 2008 to June 2010, Mr. Erwin was President and owner of Skyrocket Financial Solutions LLC, which provides business consulting and finance solutions. Mr. Erwin has worked extensively with manufacturers, technology companies and traditional businesses providing advice, direction, access to capital, creative cash flow solutions as well as sources for equipment financing.

From September 1997 to April 2008 Mr. Erwin was Systems Engineer for Silicon Valley based Foundry Networks where he sold and installed products to NASA, the military, universities, service providers, financial institutions and other ancillary markets.

Mr. Erwin sits on the Gwinnett Technology Council for the Gwinnett Chamber of Commerce and is on the sub-committee for the Advanced Technology Development Center's expansion into the north-metro Atlanta area. He is a member of the National Funding Association (NFA ) and is pursuing the designation as a Charted Financial Analyst (CFA ). Mr. Erwin received his Bachelor’s degree in business finance with honors, from the University of Phoenix and is an active Angel investor in the Atlanta area where he serves as the chairman of the membership committee of the Network of Business Angels and Investors (NBAI) Atlanta chapter.

Mr. Erwin’s experience providing business consulting and finance solutions led to the conclusion   that Mr. Erwin should serve on the Board of Directors, given the Company’s business and structure.

Dennis Fedoruk, President, Chief Creative Officer and Chairman

Dennis Fedoruk has been Chief Creative Officer, President and Chairman of the Company since November 24, 2010. Mr. Fedoruk is the founder of Brainy Baby. Dennis Fedoruk launched his business career in his hometown of Detroit, MI.  After obtaining his BFA from The Center from Creative Studies in Detroit, he quickly became a true entrepreneur in multiple businesses that has now spanned more than 30 years.

After moving to Atlanta GA, Mr. Fedoruk continued his business endeavors and worked with Fortune 500 companies such as The Discovery Channel, Delta Air Lines, Coca-Cola USA, IBM and ABC News.  In 1995, Mr. Fedoruk created the Brainy Baby brand, which led to the formation of The Brainy Baby Company, LLC in 2001. Mr. Fedoruk has grown the company to more than 200 products sold in more than 70 counties world-wide.

Mr. Fedoruk’s experience as founder and managing member of Brainy Baby led to the conclusion that Mr. Fedoruk should serve on the Board of Directors, given the Company’s business and structure.

Derek Schwerzler, Director

           Derek Schwerzler has been a director of the Company since November 24, 2010.  Since January 2000 Mr. Schwerzler has been President of Presidential Packaging.  From January 2005 to July 2010 Mr. Schwerzler was also owner/partner of BatteryKits.com.

Mr. Schwerzler's business management experience led to the conclusion that Mr. Schwerzler should serve on the Board of Directors, given the Company's business and structure.

Directors serve until the next annual meeting of stockholders or until their successors are elected and qualified.  Officers serve at the discretion of the board of directors.   The Board of Directors does not have any committees. To date, no amount has been paid to a director for the services of such individual on the Board.

Board Leadership Structure and Role in Risk Oversight

Due to the small size and early stage of the Company, we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined. These roles are currently separated, with Mr. Benfield serving as Chief Executive Officer and Mr. Fedoruk as Chairman.

            Our board of directors is primarily responsible for overseeing our risk management processes on behalf of our board of directors.  The board of directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The board of directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our Company are consistent with the board’s appetite for risk. While the board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

Involvement in Certain Legal Proceedings

To our knowledge, during the past ten years, none of our directors, executive officers, promoters, control persons, or nominees has been:

•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because of the small number of persons involved in the management of the Company.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The Board of Directors acts as the Audit Committee and the Board has no separate committees. The Company has no qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert.

Compliance with Section 16(a) of the Exchange Act

Our officers, directors and shareholders owning greater than ten percent (10%) of our shares were not required to file beneficial ownership reports pursuant to Section 16(a) of the Securities and Exchange Act (the “Exchange Act”) during the year ended December 31, 2010 because we did not have a class of securities registered under Section 12 of the Exchange Act.

Changes in Nominating Procedures

None.

Item 11.	Executive Compensation.

The following table sets forth all compensation paid in respect of our principal executive officer and those individuals who received compensation in excess of $100,000 per year for our last two completed fiscal years.

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Dennis Fedoruk , Managing Member, Brainy Baby, President, The Brainy Brands Company, Inc.	2009	$89,612	-	-	-	-	-	-	$89,612
	2010	$42,207						-	$42,207

John Benfield, Chief Executive Officer, The Brainy Brands Company, Inc.	2009	$-	-	-	-	-	-		-
	2010	$36,000		187,500					$223,500

Ronda Bush, Chief Operating Officer	2010	$45,250		150,000					$195,250

During the years ended December 31, 2010 and 2009, Enter did not pay any compensation to its executive officers or directors.

Employment Agreements

The Company is party to employment agreements with John Benfield, Dennis Fedoruk, and Ronda Bush, each dated November 24, 2010.

Pursuant to our employment agreement with John Benfield (the “Benfield Agreement”), Mr. Benfield serves as our Chief Executive Officer. We issued Mr. Benfield 13.33 shares of common stock of Brainy Acquisitions, which, pursuant to the Exchange Agreement, were exchanged for 333,333 (2,500,000 post 7.5/1 split)shares of common stock of the Company.  Mr. Benfield receives an annual base salary of $1. The Benfield Agreement may be terminated by either party upon 90 days written notice. Mr. Benfield also receives compensation in connection with our agreement with Wall & Madison, LLC. See “Certain Relationships and Related Transactions.”

Pursuant to our employment agreement with Dennis Fedoruk (the “Fedoruk Agreement”), Mr. Fedoruk serves as our Chief Creative Officer and President. We issued Mr. Fedoruk 59.88 of common stock of Brainy Acquisitions, which, pursuant to the Exchange Agreement, were exchanged for 1,496,666 (11,224,995 post 7.5/1 split)shares of common stock of the Company. We agreed to pay Mr. Fedoruk an initial base salary of $120,000, which may be increased annually in the Company’s discretion. We also agreed to issue Mr. Fedoruk 3,000,000 shares of common stock of the Company nine months from the date of the Fedoruk Agreement, and an additional 2,600,000 shares of common stock nine months from the date of Fedoruk Agreement (as adjusted for the Company’s 7.5 to 1 forward stock split in the form of a stock dividend effected in December 2010). The Fedoruk Agreement may be terminated by either party upon 90 days written notice. The Fedoruk Agreement has a term of three years, and renews automatically for successive terms of one year at Mr. Fedoruk’s discretion. If we terminate the agreement without Cause (as defined therein), Mr. Fedoruk will be entitled to compensation for the remaining term plus twelve months’ salary and continuing benefits for a period of two years.

Pursuant to our employment agreement with Ronda Bush (the “Bush Agreement”), Ms. Bush serves as our Chief Operations Officer. We issued Ms. Bush 10.67 of common stock of Brainy Acquisitions, which, pursuant to the Exchange Agreement, was exchanged for 266,667 (2,000,000 post 7.5/1 split) shares of common stock of the Company. We agreed to pay Ms. Bush an initial base salary of $96,000, which may be increased annually in the Company’s discretion. The Bush Agreement may be terminated by either party upon 90 days written notice. The Bush Agreement has a term of three years, and renews automatically for successive terms of one year at Ms. Bush’s discretion. If we terminate the agreement without Cause (as defined therein), Ms. Bush will be entitled to compensation for the remaining term plus twelve months’ salary and continuing benefits for a period of two years.

Outstanding Equity Awards at Fiscal Year-End

We had no outstanding equity awards as of December 31, 2010.

Director Compensation

No director of Brainy Baby, Enter or The Brainy Brands Company, Inc. received any compensation for services as director for the year ended December 31, 2010.

Risk Management

The Company does not believe risks arising from its compensation policies and practices for its employees are reasonably likely to have a material adverse effect on the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information, as of April 15, 2011 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned		Percentage of Common Stock (2)
Dennis Fedoruk	9,224,995		28.2%
Ronda Bush	3,000,000	(3)	9.2%
John Benfield	2,499,998		7.6%
Tony Erwin	249,998		*
Derek Schwerzler	50,003		*
All officers and directors as a group	15,024,994		45.9%

* Less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Brainy Acquisitions, Inc., 460 Brogdon Road, Suite 400, Suwanee, GA. 30024.
(2)
Applicable percentage ownership is based on 32,699,992 shares of common stock outstanding as of April 15 , 2011 together with securities exercisable or convertible into shares of common stock within 60 days of April 15, 2011 for each stockholder.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock that are currently exercisable or exercisable within 60 days of April 15, 2011 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Includes 999,998 shares held by Ronda Bush’s husband.

Item 13.	Certain Relationships And Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

On November 15, 2010, we entered into a letter of agreement with Wall & Madison, LLC (“Wall”), pursuant to which we retained Wall to provide marketing, consulting and related services, for a monthly fee of $12,000. The agreement has a term of 18 months after which it shall renew automatically for successive monthly terms unless mutually renegotiated or terminated by either party at any time upon sixty days written notice. John Benfield, the Company’s chief executive officer, is the managing partner of Wall .

On November 24, 2010, the Company entered into separation agreements with Itzhak Ayalon and Nahman Morgenstern, pursuant to which the Company purchased from Mr. Ayalon and Mr. Morgenstern an aggregate of 40,500,000 of the Company’s common stock, for a purchase price of $100,000.  Mr. Ayalon was the Company’s President, Chief Executive Officer, Treasurer and Director. Mr. Morgenstern was the Company’s Secretary and Director.

The promoter of Brainy Acquisitions was Dennis Fedoruk, in connection with which Mr. Fedoruk was issued 59.88 shares of common stock of Brainy Acquisitions for services provided to Brainy Acquisitions (for whom Mr. Fedoruk serves as President, Chairman and Chief Creative Officer). (These 59.88 shares were exchanged for 11,224,995 shares of common stock of the Company pursuant to the share exchange agreement, dated November 24, 2010, among the Company, Brainy Acquisitions, and the shareholders of Brainy Acquisitions.)

On September 23, 2010, Brainy Acquisitions acquired all of the assets of The Brainy Baby Company, for a purchase price of $82,500, pursuant to an agreement for the purchase and sale of assets of The Brainy Baby Company, LLC, dated September 23, 2010, between Brainy Acquisitions and Asset Recovery Associates, LLC as assignee for the creditors of The Brainy Baby Company, LLC (the “Purchase Agreement”). Brainy Baby assigned its assets to Asset Recovery Associates, LLC, pursuant to a Deed of Assignment, on September 21, 2010.   The assets purchased by Brainy Brands were valued at $82,500 based on the cost to Brainy Acquisitions of the assets. See the discussion of the assignment and asset purchase on page 7.

Director Independence

Derek Schwerzler is independent as that term is defined under the Nasdaq Marketplace Rules.

Item 14.	Principal Accounting Fees And Services

The following is a summary of fees for professional services rendered by Habif, Arogeti & Wynne, LLP (“Habif”), our registered independent public accounting firm for the year ended December 31, 2010:

Description of services	2010
Audit fees	$40,000
Audit related fees	83,275
Tax fees	-
All other fees	-
$123,275

Audit fees.    Audit fees represent fees for professional services performed by Habif for the audit of our annual financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-related fees.    Audit-related fees represent fees for December 31, 2009 and 2008 audits of the private company prior to the share exchange.

Tax Fees. Habif did not perform any tax compliance services.

All other fees.    Habif did not receive any other audit fees for 2010.

The aggregate fees billed to Enter for Enter’s fiscal years ended December 31, 2010 and 2009, by Alan Weinberg CPA, Enter’s registered independent public accounting firm, were $0 and $4,000,respectively.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report or incorporated herein by reference:

(1)	Our Consolidated Financial Statements are listed on page F-1 of this Annual Report.
(2)	Financial Statement Schedules:

None

(3)	Exhibits:

 The following documents are included as exhibits to this Annual Report:

Exhibit Number	Description
3.1	Certificate of Incorporation (filed as exhibit to S-1 (File No. 333-164000) filed on December 23, 2009 and incorporated herein by reference)
3.2	Certificate of Ownership and Merger (filed as exhibit to 8-K filed on December 20, 2010 and incorporated herein by reference)
3.4	By-laws (filed as exhibit to S-1 (File No. 333-164000) filed on December 23, 2009 and incorporated herein by reference)
3.5	Amendment to By-laws
3.6	Certificate of Amendment of Certificate of Incorporation (filed as exhibit to 8-K filed on April 8, 2011 and incorporated herein by reference)
10.1
Share Exchange Agreement, dated November 24, 2010, between the Company, Brainy Acquisitions, and the shareholders of Brainy Acquisitions (filed as exhibit to 8-K filed on November 24, 2010 and incorporated herein by reference)

10.2	Subscription Agreement, dated November 24, 2010, between the Company and the Investors (filed as exhibit to 8-K/A filed on February 22, 2011 and incorporated herein by reference)
10.3
Subsidiary Guarantee, dated November 24, 2010, between Brainy Acquisitions and the Collateral  Agent named therein
(filed as exhibit to 8-K/A filed on February 22, 2011 and incorporated herein by reference)

10.4	Security Agreement, dated November 24, 2010, between the Company, Brainy Acquisitions, and the Investors (filed as exhibit to 8-K filed on November 24, 2010 and incorporated herein by reference)
10.5	Form of Note (filed as exhibit to 8-K filed on November 24, 2010 and incorporated herein by reference)
10.6	Form of Warrant (filed as exhibit to 8-K filed on November 24, 2010 and incorporated herein by reference)
10.7
Escrow Agreement, dated November 24, 2010, among Enter Corp., the subscribers listed on Schedule I thereto, and Grushko & Mittman, P.C. (filed as exhibit to 8-K/A filed on February 22, 2011 and incorporated herein by reference)

10.8	Deed of Assignment, dated September 24, 2010, between Brainy Baby and Asset Recovery Associates, LLC (filed as exhibit to 8-K/A filed on February 22, 2011 and incorporated herein by reference)
10.9
Agreement for the Purchase and Sale of Assets of The Brainy Baby Company, LLC, dated September 23, 2010, between Asset Recovery Associates, as assignee for the creditors of Brainy Baby, and Brainy Acquisitions (filed as exhibit to 8-K filed on November 24, 2010 and incorporated herein by reference)

10.10	Letter of Agreement, dated November 15, 2010, between Brainy Acquisitions and Wall & Madison LLC (filed as exhibit to 8-K filed on November 24, 2010 and incorporated herein by reference)
10.11	Distribution Agreement, dated March 1, 2010, between Brainy Baby and BayView Entertainment (filed as exhibit to 8-K/A filed on February 22, 2011 and incorporated herein by reference)
10.12
Suwanee Center Standard Multi-Tenant Lease, dated March 27, 2007, between Brogdon Place II, LLC and Brainy Baby (filed as exhibit to 8-K/A filed on February 22, 2011 and incorporated herein by reference)

10.13	Employment Agreement, dated November 24, 2010, among Enter Corp., Brainy Acquisitions and John Benfield (filed as exhibit to 8-K filed on November 24, 2010 and incorporated herein by reference)
10.14	Employment Agreement, dated November 24, 2010, among Enter Corp., Brainy Acquisitions and Dennis Fedoruk (filed as exhibit to 8-K filed on November 24, 2010 and incorporated herein by reference)
10.15	Employment Agreement, dated November 24, 2010, among Enter Corp., Brainy Acquisitions and Ronda Bush (filed as exhibit to 8-K filed on November 24, 2010 and incorporated herein by reference)
10.16	Letter agreement, dated November 15, 2010, between Brainy Acquisitions and Garden State Securities, Inc. (filed as exhibit to 8-K filed on November 24, 2010 and incorporated herein by reference)
10.17	Securities Purchase Agreement, dated September 22, 2010, between Brainy Acquisitions and FLM Holdings LLC (filed as exhibit to 8-K filed on November 24, 2010 and incorporated herein by reference)
10.18	Debenture, dated September 22, 2010 (filed as exhibit to 8-K filed on November 24, 2010 and incorporated herein by reference)
10.19	Security Agreement, dated September 22, 2010, between Brainy Acquisitions and FLM Holdings LLC (filed as exhibit to 8-K filed on November 24, 2010 and incorporated herein by reference)
10.20
Second Securities Purchase Agreement, dated September 29, 2010, between Brainy Acquisitions and FLM Holdings LLC (filed as exhibit to 8-K filed on November 24, 2010 and incorporated herein by reference)

10.21	Debenture, dated September 29, 2010 (filed as exhibit to 8-K filed on November 24, 2010 and incorporated herein by reference)
10.22
Amended and Restated Security Agreement, dated September 29, 2010, between Brainy Acquisitions and FLM Holdings LLC (filed as exhibit to 8-K filed on November 24, 2010 and incorporated herein by reference)

10.23	Third Securities Purchase Agreement, dated October 29, 2010, between Brainy Acquisitions and FLM Holdings LLC (filed as exhibit to 8-K filed on November 24, 2010 and incorporated herein by reference)
10.24	Debenture, dated October 29, 2010 (filed as exhibit to 8-K filed on November 24, 2010 and incorporated herein by reference)
10.25
Second Amended and Restated Security Agreement, dated October 29, 2010, between Brainy Acquisitions and FLM Holdings LLC (filed as exhibit to 8-K filed on November 24, 2010 and incorporated herein by reference)

10.26	Separation Agreement, dated November 24, 2010, among Enter Corp., Brainy Acquisitions and Itzhak Ayalon (filed as exhibit to 8-K filed on November 24, 2010 and incorporated herein by reference)
10.27	Separation Agreement, dated November 24, 2010, among Enter Corp., Brainy Acquisitions and Nahman Morgan Stein (filed as exhibit to 8-K filed on November 24, 2010 and incorporated herein by reference)
21	Subsidiaries of the Company
31	Certification of principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	PowerPoint presentation provided to Investors (filed as exhibit to 8-K/A filed on February 22, 2011 and incorporated herein by reference)

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BRAINY BRANDS COMPANY, INC.

By:	/s/ John Benfield
John Benfield
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)
Date: April 15, 2011

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John Benfield
John Benfield	April 15, 2011
Chief Executive Officer , Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Dennis Fedoruk
Dennis Fedoruk	April 15, 2011
Chairman and President

/s/ Tony Erwin
Tony Erwin	April 15, 2011
Director

/s/ Derek Schwerzler
Derek Schwerzler	April 15, 2011
Director

THE BRAINY BRANDS COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of The Brainy Brands Company, Inc.

We have audited the accompanying consolidated balance sheets of The Brainy Brands Company, Inc. and Subsidiary (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders' deficit, and cash flows for each of the years in the two year period ended December 31, 2010. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Brainy Brands Company, Inc. and Subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s significant operating losses and net capital deficiency raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Habif, Arogeti & Wynne, LLP Habif, Arogeti & Wynne, LLP

Atlanta, Georgia April 15, 2011

THE BRAINY BRANDS COMPANY, INC. AND SUBSIDIARY
Consolidated Balance Sheets

		(As Restated)
	December 31, 2010	December 31, 2009
Assets

Assets:
Cash	$921,711	$276
Restricted cash	900,000	-
Accounts receivable, net of allowance for doubtful accounts of $1,547 and $0, respectively	83,706	67,185
Inventory, net	52,184	96,171
Prepaid expenses and other	86,900	14,431
Total Current Assets	2,044,501	178,063

Debt issuance costs, net	87,486	-
Property and equipment, net	90,503	92,120
Intangible assets, net	613,029	685,837
Due from officer	-	57,024

Total Assets	$2,835,519	$1,013,044

Liabilities and Shareholders' Deficit

Liabilities:
Cash overdraft	$-	$1,024
Accounts payable	196,995	359,496
Accrued expenses	74,779	548,889
Deferred revenue	156,378	137,335
Lines of credit	-	53,605
Notes payable	-	741,970
Credit cards payable	-	330,735
Other current liabilities	49,609	69,572
Total Current Liabilities	477,761	2,242,626

Convertible notes payable	1,934,178	-
Derivative liabilities	905,701	-
Total Long-Term Liabilities	2,839,879	-

Total Liabilities	3,317,640	2,242,626

Shareholders' Deficit
Common stock, $0.001 par value, 100,000,000 shares authorized, 32,699,986
and 11,224,995 shares issued and outstanding	32,700	11,225
Additional paid-in capital	552,587	-
Accumulated deficit	(1,067,408)	(1,240,807)
Total Shareholders' Deficit	(482,121)	(1,229,582)

Total Liabilities and Shareholders' Deficit	$2,835,519	$1,013,044

See accompanying notes to consolidated financial statements

THE BRAINY BRANDS COMPANY, INC. AND SUBSIDIARY
Consolidated Statements of Operations

		(As Restated)
	Year Ended December 31,	Year Ended December 31,
	2010	2009

Revenues
Product sales, net of discounts	$336,275	$511,920
Licensing income	162,782	827,412
Total Revenues	499,057	1,339,332

Cost of Sales	168,893	291,782

Gross Profit	330,164	1,047,550

Operating Expenses
Selling, general and administrative expenses	2,346,718	962,077
Depreciation and amortization	85,521	83,738
Total Operating Expenses	2,432,239	1,045,815

Income (Loss) from Operations	(2,102,075)	1,735

Other Income (Expense)
Gain on extinguishment of liabilities	2,435,463	-
Change in fair market value of derivative liability	13,184	-
Interest income	2,872	6,424
Interest expense	(176,045)	(98,477)

Total Other Income (Expense)	2,275,474	(92,053)

Net Income (Loss)	$173,399	$(90,318)

Net Income (Loss) per Common Share - Basic	$0.01	$(0.01)

Net Income (Loss) per Common Share - Diluted	$(0.06)	$(0.01)

See accompanying notes to consolidated financial statements

THE BRAINY BRANDS COMPANY, INC. AND SUBSIDIARY
Consolidated Statements of Shareholders' Deficit
For the Years Ended December 31, 2010 and 2009

			Additional		Total
	Common Stock, $0.001 Par Value		Paid In	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance - January 1, 2009, as restated	11,224,995	$11,225	$-	$(1,150,489)	$(1,139,264)

Net loss for the year ended December 31, 2009	-	-	-	(90,318)	(90,318)

Balance - December 31, 2009	11,224,995	11,225	-	(1,240,807)	(1,229,582)

Issuance of founder shares	187,500	188	(188)	-	-

Issuance of shares for services ($0.075/share)	7,337,491	7,337	542,975	-	550,312

Issuance of shares upon recapitalization with public shell corp	12,300,000	12,300	(112,300)	-	(100,000)

Issaunce of shares for debt issuance costs and for services ($0.075/share)	1,650,000	1,650	122,100	-	123,750

Net income for the year ended December 31, 2010	-	-	-	173,399	173,399

Balance - December 31, 2010	32,699,986	$32,700	$552,587	$(1,067,408)	$(482,121)

See accompanying notes to consolidated financial statements

THE BRAINY BRANDS COMPANY, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

		(As Restated)
	Year Ended December 31,	Year Ended December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$173,399	$(90,318)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	85,521	83,738
Amortization of debt issuance costs	3,804	-
Amortization of debt discount	46,574	-
Stock based compensation	674,062	-
Change in fair market value derivative liability	(13,184)	-
Gain on forgiveness of debt	(2,435,463)	-
Change in allowance for bad debt	1,547	-
Change in inventory for obsolescence reserve	25,827	-
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(18,068)	43,954
Inventory	13,160	(15,878)
Prepaid expenses and other	(72,469)	(4,859)
Increase (Decrease) in:
Accounts payable and accrued expenses	842,123	14,520
Deferred revenue	19,043	(151,165)
Credit cards payable	-	(32,903)
Other current liabilties	(51,044)	(36,102)
Net Cash Used in Operating Activities	(700,168)	(189,013)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(26,707)	-
Net Cash Used in Investing Activities	(26,707)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on lines of credit	-	(2,530)
Proceeds from notes payable	-	8,000
Principal payments on notes payable	(82,500)	(15,348)
Proceeds from issuance of convertible notes, net of $900,000 restricted cash	1,906,489	-
Debt issuance costs	(91,290)	-
Payment for shell company	(100,000)	-
Payments received on amounts due from officer	15,611	202,976
Decrease in cash overdraft	-	(14,788)
Net Cash Provided By Financing Activities	1,648,310	178,310

Net Increase (Decrease) in Cash	921,435	(10,703)

Cash - Beginning of Year	276	10,979

Cash - End of Year	$921,711	$276

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Year for:
Income Taxes	$-	$-
Interest	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Debt discount recorded on convertible notes	$918,885	$-

See accompanying notes to consolidated financial statements

The Brainy Brands Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 1 Nature of Operations

The Brainy Brands Company, Inc. ( “Holdings” or "Company"), (formerly known as Enter Corp, Inc.) is a Delaware corporation incorporated in 2007.  On November 24, 2010, Holdings acquired Brainy Acquisitions, Inc. ( “Acquisitions”), a Delaware corporation incorporated in 2010.  Acquisitions was formed on August 27, 2010 under the laws of the state of Georgia and is headquartered in Suwanee, Georgia.  On September 23, 2010, Acquisitions entered into an Agreement for the Purchase and Sale of Assets of the The Brainy Baby Company, LLC (“LLC”) with Asset Recovery Associates, LLC (“ARA”) as assignee for the benefit of creditors of LLC.

LLC, a limited liability company, was formed on July 30, 2001, (Inception), under the laws of the state of Georgia and was headquartered in Suwanee, Georgia. LLC was engaged in the business of selling educational DVDs, books, games, and toys for babies, toddlers and pre-schoolers both domestically and internationally through retailers under licensing agreements, as well as directly to customers primarily via internet sales.

Since Acquisitions had no previous operations and the members of LLC ultimately received the controlling interest in the Company, LLC is considered the accounting acquirer through the corporate recapitalization.

Reverse Acquisition and Recapitalization:

Public Shell Merger – Reverse Merger and Recapitalization

On November 24, 2010, Holdings, a then public shell corporation, merged with Acquisitions and Acquisitions became the surviving corporation, in a transaction treated as a reverse acquisition. Holdings did not have any operations and majority-voting control was transferred to Acquisitions.  The transaction also requires a recapitalization of Acquisitions. Since Acquisitions acquired a controlling voting interest, it was deemed the accounting acquirer, while Holdings was deemed the legal acquirer. The historical financial statements of the Company are those of Acquisitions, and of the consolidated entities from the date of merger and subsequent.

Since the transaction is considered a reverse acquisition and recapitalization, the presentation of pro-forma financial information was deemed immaterial and not required since it was in fact an equity transaction.

Pursuant to the merger, Holdings purchased from the former majority shareholders 40,500,000 shares of common stock for $100,000, the shares were cancelled, and Holdings concurrently issued 18,749,985 shares of common stock to Acquisitions in exchange for 100% of Acquisitions issued and outstanding stock.  Upon the closing of the reverse acquisition, Acquisitions stockholders held 57% of the issued and outstanding shares of common stock.

 Private Company  – Reverse Merger and Recapitalization

On September 23, 2010, Acquisitions entered into an Agreement for the Purchase and Sale of Assets of  LLC with ARA, as assignee for the benefit of creditors of LLC.

Acquisitions purchased the assets previously assigned by LLC to ARA.  The purchase price was $82,500, which was paid in cash at closing.  Acquisitions did not assume any debt, accounts payable, contracts, agreements, commitments, or other obligations or liabilities of LLC except for certain equipment lease obligations and license agreement .

The Brainy Brands Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

This transaction with ARA is known under Georgia law as an Assignment for the Benefit of Creditors.   In conjunction with this transaction, the LLC executed a Deed of Assignment (the “Agreement”) with ARA, whereby all of the assets of the LLC, including, but not limited to, all personal property, fixtures, goods, stock, inventory, equipment, furniture, furnishings, accounts receivable, bank deposits, cash, promissory notes, trade names, goodwill, contracts, claims and demands belonging to the LLC, books, records, books of account, judgments, liens, and mortgages held or owned by the LLC, were assigned to ARA.

This transaction was accounted for as a reverse merger and recapitalization of LLC, deemed the accounting acquirer.  Management determined that this was not an acquisition by Acquisitions despite the cash consideration provided.  Acquisitions (deemed the legal acquirer) did not have any operations prior to this transaction and the majority-voting control was ultimately transferred to the members of LLC.  The transaction also requires a recapitalization of the LLC. All equity accounts have been retrospectively recasted to depict share issuances.  The historical financial statements of Acquisitions are those of LLC until September 23, 2010, the date of the transaction, and of the consolidated entities subsequent to that date.  The Company recorded a gain on extinguishment of debt in the amount of $2,435,463 for all liabilities, including notes payable, accounts payable and accruals, that were not transferred from the LLC as part of the ARA transaction.

Since the transaction is considered a reorganization and recapitalization, the guidance in ASC 805-10-15 does not apply for purposes of presenting pro-forma financial information.

Note 2 Summary of Significant Accounting Policies

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Holdings and its wholly owned subsidiary, Brainy Acquisitions, Inc.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: allowance for doubtful accounts, inventory obsolescence reserve, the fair value of share-based payments, fair value of derivative liabilities, estimates of the probability and potential magnitude of contingent liabilities and the valuation allowance for deferred tax assets due to continuing operating losses.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from our estimates.

Risks and uncertainties

The Company operates in an industry that is subject to intense competition and change in consumer demand. The Company's operations are subject to significant risk and uncertainties including financial and operational risks including the potential risk of business failure.

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at December 31, 2010 and 2009, respectively.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its financial institution. The United States Congress has temporarily increased the Federal Deposit Insurance Corporation (FDIC) deposit insurance from $100,000 to $250,000 per depositor. Cash balance at times may exceed federally insured limits.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables.  The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management.  The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable net of the allowance for doubtful accounts.

The Brainy Brands Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Inventory

Inventory is stated at the lower of cost or market using the first-in, first-out (FIFO) valuation method.  Provisions are made for the estimated effect of obsolete and slow-moving inventories.

	December 31, 2010	December 31, 2009
Finished goods	$148,866	$167,026
Less reserve for obsolescence and slow moving inventory	(96,682)	(70,855)
	$52,184	$96,171

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method once placed in service.  Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized. Repairs and maintenance costs are expensed as incurred. The estimated useful lives of assets are as follows:

Computer and office equipment 3 - 5  years
Leasehold improvements Lesser of estimated useful life or life of the lease
Office furniture and fixtures  4 - 7 years
Software  3 - 5  years

Debt Issuance Costs and Debt Discount

These items are amortized over the life of the related debt to interest expense using the straight line method which approximates the interest method.  If a conversion, extinguishment or repayment of the underlying debt occurs, a proportionate share of the unamortized portion of  these amounts will be immediately expensed.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash, accounts receivables, accounts payable and accrued expenses, are carried at cost, which approximates their fair value because of the short-term nature of these financial instruments.

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

Derivative Financial Instruments

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the binomial option-pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Once determined, the derivative liabilities are adjusted to fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants are also valued using the binomial option-pricing model. At December 31, 2010 and 2009, respectively, the Company had derivative liabilities in the amounts of $905,701 and $0.

Impairment of Long-Lived Assets

Long-lived assets such as property and equipment and definite-lived intangible assets (DVD or CD master production copies, or "masters") are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized in the amount that the carrying amount of the asset exceeds its fair value.  Fair value is determined based on discounted future net cash flows associated with the use of the asset.

The Brainy Brands Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets are recorded at cost and consist of domestic and foreign trademarks.  Trademarks are not amortized since they have indefinite lives, but instead are reviewed annually for impairment. Costs to renew trademarks and costs to update masters are expensed as incurred.

Based on the Company's expected future undiscounted cash flows generated by the masters, no impairment was recorded at December 31, 2010 and 2009.

Segment information

During the years ended December 31, 2010 and 2009 the Company only operated in one segment; therefore, segment information has not been presented.

Revenue recognition

The Company recognizes revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the product is delivered, (3) the sales price to the customer is fixed or determinable, and (4) collectability of the related customer receivable is reasonably assured.  There is no right of return for products.  Product sales are recognized upon shipment, where risk and title to the Company’s inventory passes to the customer.

The Company also enters into licensing agreements whereby the licensee agrees to pay a percentage of net sales of the licensed products.  Most of the agreements require the licensee to pay guaranteed minimum royalty payments upon entering into the agreement.  Advanced royalty payments associated with these agreements are recorded as deferred revenue and royalties are recognized as revenue over the period or the agreement based on the greater of the monthly minimums or the licenses’ sales of the licensed products.

Cost of sales

Cost of sales represents costs directly related to the production and manufacturing of the Company’s products. Costs include product development, freight, packaging and print production costs. Cost of sales also represent licensing fees in accordance with a licensing contract with a related party.

Shipping and handling costs

The Company classifies shipping and handling amounts billed to customers as product sales and shipping and handling costs as a component of cost of sales.

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred as follows:

Year Ended December 31, 2010	Year Ended December 31, 2009
$176,423	$88,707

The Brainy Brands Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Share-based payments

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded in cost of sales or selling, general and administrative expense in the consolidated statements of operations, depending on the nature of the services provided.

Income taxes

The Company elected to be taxed as a pass-through limited liability company under the Internal Revenue Code through the date of reverse acquisition and recapitalization on November 24, 2010, and was not subject to federal and state income taxes; accordingly, no provision was made for 2010.

Effective November 24, 2010, the Company accounts for income taxes in accordance with accounting guidance now codified as FASB ASC Topic 740, “Income Taxes,” which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

Accounting guidance now codified as FASB ASC Topic 740-20, “Income Taxes – Intraperiod Tax Allocation,” clarifies the accounting for uncertainties in income taxes recognized in accordance with FASB ASC Topic 740-20 by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FASB ASC Topic 740-20 requires that any liability created for unrecognized tax benefits is disclosed. The application of FASB ASC Topic 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company would recognize interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2010 and 2009 the Company did not record any liabilities for uncertain tax positions.

Earnings per share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,”  basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss), adjusted for changes in income or loss that resulted from the assumed conversion of convertible notes, by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

The computations of basic and diluted net income(loss) attributable to common share are as follows:

	Year Ended
	December 31, 2010		December 31, 2009
	Income(Loss)	Shares(a)	Income(Loss)	Shares(a)
Net income(loss)	$173,399		$(90,318)

Basic net income(loss) per common share	$0.01	13,614,686	$(0.01)	11,224,995

Net income(loss)	$173,399	13,614,686	$(90,318)	11,224,995
Dilutive securities:
Convertible notes	(2,398,269)	7,016,222	–	-
Warrants	-	14,032,444	–	-

Diluted net loss	$(2,224,870)	34,048,666	$(90,318)	11,224,995

Diluted net loss per common share	$(0.06)		$(0.01)

(a)	Weighted-average common shares outstanding.

The Brainy Brands Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

The Company had the following common stock equivalents at December 31, 2010:

Convertible notes – face amount of $2,806,489, conversion price of $0.40	7,016,222
Common stock warrants, conversion price of $0.60 (Series “A”)	7,016,222
Common stock warrants, conversion price of $1.20 (Series “B”)	7,016,222
Total common stock equivalents	21,048,666

The Company had no  common stock equivalents at December 31, 2009.

In connection with the reverse acquisition and recapitalization, all share and per share amounts have been retroactively restated.

Reclassification

Certain items in the 2009 consolidated financial statement presentation have been reclassified to conform to the 2010 presentation.  Such reclassifications have no effect on previously reported net income (loss).

Recent accounting pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends ASC 820, “Fair Value Measurements” ("ASC 820") to require a number of additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The ASU also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The amended guidance was effective for financial periods beginning after December 15, 2009, except the requirement to disclose Level 3 transactions on a gross basis, which becomes effective for financial periods beginning after December 15, 2010. ASU 2010-06 did not have a significant effect on the Company’s consolidated financial position or results of operations.

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The disclosures about activity that occurs during the reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The Company does not expect the provisions of ASU 2010-20 to have a material effect on its financial position, results of operations or cash flows.

The Brainy Brands Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

In August 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-05, Measuring Liabilities at Fair Value, or ASU 2010-05, which amends ASC 820 to provide clarification of a circumstance in which a quoted price in an active market for an identical liability is not available. A reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities (or similar liabilities when traded as assets) and/or 2) a valuation technique that is consistent with the principles of ASC 820. ASU 2010-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption did not have a material impact on our consolidated financial statements.

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-29, Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. ASU 2010-29 affects any public entity as defined by Topic 805 that enters into business combinations that are material on an individual or aggregate basis. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted. The Company does not expect the provisions of ASU 2010-29 to have an effect on its financial position, results of operations or cash flows.

Note 3 Going Concern and Liquidity

As reflected in the accompanying consolidated financial statements, the Company incurred a loss from operations of $2,102,075 and net cash used in operations of $700,168 for the year ended December 31, 2010; and a stockholders’ deficit of $482,121 at December 31, 2010.

The ability of the Company to continue as a going concern is dependent on Management's plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.  The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence.

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives.  The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future.  There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

The Company believes that the utilization of new marketing initiatives, which includes signing up new distributors and a national broker network, and production and distribution of a direct to consumer marketing plan will allow for increased awareness resulting in additional sales that will provide future positive cash flows, however, sales to date have been nominal.

The Brainy Brands Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 Property and Equipment

Property and equipment consisted of the following at December 31:

	2010	2009
Leasehold improvements	$103,195	$102,035
Furniture and equipment	253,862	228,316
Vehicle	5,700	5,700
	362,756	336,051
Less accumulated depreciation	(272,254)	(243,931)
Property and equipment, net	$90,503	$92,120

Depreciation expense for the years ended  December 31, 2010 and 2009 totaled $28,324 and $27,386, respectively.

Note 5 Intangible Assets

Intangible assets were comprised of the following at December 31, 2010:

	Estimated life	Gross Amount	Accumulated Amortization	Net
Masters	10 years	$575,209	$412,746	$162,463
Trademarks	Indefinite	450,566	-	450,566
		$1,025,755	$412,746	$613,029

Intangible assets were comprised of the following at December 31, 2009:

	Estimated life	Gross Amount	Accumulated Amortization	Net
Masters	10 years	$577,280	$359,353	$217,927
Masters in production	10 years	17,719	-	17,719
Trademarks	Indefinite	450,191	-	450,191
		$1,045,190	$359,353	$685,837
Amortization expense related to the masters totaled $57,197 and $56,352 for the years ended December 31, 2010 and 2009, respectively.

Estimated future amortization expense is as follows:

Year Ending December 31	Amount
2011	$51,759
2012	42,154
2013	33,682
2014	22,609
2015	12,259
$162,463

The Brainy Brands Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 6 Debt

(A)	Lines of Credit

The Company had three revolving lines of credit with a financial institution as of December 31, 2009.  The credit limit in total was $60,000 with interest rates ranging from prime plus 1% to prime plus 6%.  The lines of credit were secured by all assets of the LLC and were also personally guaranteed by an officer and his wife.  On January 26, 2010, the lines of credit were consolidated into a note payable in the amount of $51,684 bearing interest at the prime rate plus 5%.  The note payable requires 23 payments of $725, including interest, with the remaining amount due at January 26, 2012.  The note payable is personally guaranteed by an officer and is secured by all assets of the Company.  The note payable was in default due to missed payments as of the date of the issuance of these financial statements and, as a result, has been classified as a current liability at December 31, 2009.  Pursuant to the Assignment for Benefit of Creditor transaction, the lines of credit were deemed to have been forgiven and a gain on extinguishment of liabilities was recorded.

(B)	Notes Payable

Notes payable consisted of the following at December 31:

2009
Note payable to a bank; bearing interest at prime plus 3% with a floor of 7%; secured by all assets of the Company and personally guaranteed by a member, with principal and interest due at maturity on March 18, 2010.  The note contains a material adverse change clause, which states that if such a change occurs in the Company's financial condition or the lender believes the prospect of payment of the note payable is impaired, the note payable will be considered to be in default. Payment was not made at the maturity date, and the note payable is in default.  The note payable was satisfied as part of the sale of assets transaction.
$333,970
Notes payable to an individual; one bearing interest at 10%, with interest due annually on February 3 and the outstanding principal balance of $150,000 due in 2008; and one bearing interest at 20% with interest due quarterly and the outstanding principal balance of $250,000 due in 2009. Both notes payable are unsecured and are personally guaranteed by a member. The Company has accrued interest and attorney fees related to the delinquent notes payable which were also satisfied as part of the sale of asset transaction.	400,000
Note payable due to an officer's father; unsecured, non-interest bearing and due on demand. The note payable was satisfied as part of the sale of asset transaction.	8,000
Total notes payable	$741,970

Pursuant to the Assignment for Benefit of Creditor transaction, the Lines of Credit and Notes payable were deemed to have been forgiven and a gain was recorded.

The Brainy Brands Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

(C)	2010 Convertible Notes and Warrants

Terms of Notes

On November 24, 2010, the Company completed a secured convertible notes and warrants offerings.  The Notes are secured by all assets of the Company and mature on November 24, 2012.  The Notes bear interest at a rate of 10% per annum and are payable semi-annually in arrears commencing March 31, 2011 and upon maturity (as of March 31, 2011, no interest had been paid).  The principal of the Notes was $2,806,489 and the gross proceeds raised were $2,806,489. The Company paid $91,290 in debt issuance costs. The Notes contained the following features:

i.	Conversion price at issuance: $0.40 per share of common stock
ii.
Registration rights – the Company is required to file a registration statement within 60 days of a written request of holders of more than 50% of the conversion shares.  If the Company fails to file such registration statement, the Company will incur liquidated damages of 2% of the aggregate amount raised in the offering for each 30 days of delinquency.  The maximum liquidated damages are capped at 12.0% of the aggregate amount raised in the offering.

iii.
Warrants -  The Company also issued the Note holders one stock purchase warrant with a term of 5 years and a $0.60 exercise price for each convertible share (7,016,222 warrants)and one stock purchase warrant with a term of 5 years and a $1.20 exercise price for each convertible share (7,016,222 warrants).

iv.
Full ratchet provision – The Notes contain a provision in which the conversion price will be reduced in any event the Company issues any security or debt instrument with a lower consideration per share in any future offering.

v.
$900,000 of the cash proceeds was restricted by the investors and must be utilized for  public relations and investor relations. These services will be rendered by a direct marketing firm under the Company’s direction to implement and manage a direct mail correspondence program. For purposes of cash flow presentation, the restriction was netted with the gross proceeds raised.

Derivative Liabilities

In connection with the ASC 815, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,” the Company determined that the embedded conversion feature and the warrant issuances (ratchet down of exercise price based upon lower exercise price in future offerings) are not indexed to the Company’s own stock and, therefore, is an embedded derivative financial liability (the “Embedded Derivative”), which requires bifurcation and separate accounting.

The Company measured the fair value of the derivative liabilities using a binomial lattice valuation model.

The fair value of the derivative liabilities is summarized as follows:

Fair value at the issuance dates for conversion feature and warrants issued on the 2010 Convertible Promissory Notes and Warrant Offering	$918,885
Mark to market adjustments for the year ended December 31, 2010	(13,184)
Derivative liabilities balance at December 31, 2010	$905,701

The Company recorded the fair value of the derivative liabilities as a debt discount and is amortizing the discount over the life of the Notes on a straight-line basis.

The Brainy Brands Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

The fair value of the derivative liabilities at issuance and as of December 31, 2010 mark to market assessment were based upon the following assumptions:

Exercise price	$0.40 - $1.20
Expected dividends	0%
Expected volatility	99.7%
Expected term: conversion feature	2 years
Expected term: warrants	5 years
Suboptimal exercise factor Risk free interest rate	1.25 0.53% - 2.01%

(D)	Debt Issuance Costs

In connection with raising convertible debt during 2010, the Company incurred legal fees in the amount of $91,290.  The Company is expensing the issuance costs over the maturity of the debt.  During the year ended December 31, 2010, the Company amortized $3,804 of the debt issuance costs.

Note 7 Fair Value

The Company has categorized its assets and liabilities recorded at fair value based upon the fair value hierarchy specified by GAAP.

The levels of fair value hierarchy are as follows:
•	Level 1 inputs utilize unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access;

•
Level 2 inputs utilize other-than-quoted prices that are observable, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs such as interest rates and yield curves that are observable at commonly quoted intervals; and

•	Level 3 inputs are unobservable and are typically based on our own assumptions, including situations where there is little, if any, market activity.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the Company categorizes such financial asset or liability based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Both observable and unobservable inputs may be used to determine the fair value of positions that are classified within the Level 3 category. As a result, the unrealized gains and losses for assets within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs.

The Brainy Brands Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

The following are the major categories of liabilities measured at fair value on a nonrecurring basis during the year ended December 31, 2010, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1: Quoted Prices in Active Markets for Identical Liabilities	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2010
Derivative Liabilities	$-	$905,701	$-	$905,701
Total	$-	$905,701	$-	$905,701

There were no financial instruments accounted for at fair value at December 31, 2009.

Note 8 Stockholders’ Deficit

(A)	Members’ Deficit

From Inception to September 23, 2010, the Company was an LLC and was composed of two members and managed exclusively by its members. A member's percentage interest in the Company is computed as a fraction, the numerator of which is the total of a member's capital account and the denominator of which is the total of all capital accounts of all members.

The rights, preferences, and privileges of the members were as follows:

Allocations:

As stated in the operating agreement, no member is subject to priority or preference with respect to other members in obtaining a return of capital contributions, distributions or allocations of the income, gains, losses, deductions, credits or other items of the Company. The profits and losses of the Company, and all items of its income, gain, loss, deduction and credit shall be allocated to the members according to each member's percentage interest. Each member shall vote on any matter submitted to the membership for approval in proportion to the member's percentage interest in the Company.

Distributions:

As stated in the operating agreement, cash from the Company's business operations, as well as cash from a sale or other disposition of LLC capital assets, may not be distributed before termination of the Company other than for payment of federal and state income tax liabilities that the Company would incur on account of the members' interest. Upon termination of the Company, distributions will be made to members in accordance with each member's percentage interest in the LLC, as decided by the majority of the members.

(B)	Common Stock

As of September 23, 2010 and through December 31, 2010, the Company was recapitalized as a corporation.  All member units were retrospectively restated to reflect common shares.  The member units recasted into a total of 11,224,995 shares of the Company’s common stock.

On September 23, 2010, the Company issued 187,500 common shares to it’s founder for services rendered.  The Company valued the shares at $1 each.

On November 15, 2010, the Company issued 7,337,491 shares of common stock to officers, key employees, members of the board of directors and outside consultants for services rendered, having a fair value of $550,312 ($0.075/share).

The Brainy Brands Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

On November 24, 2010, the Company issued 1,500,000 shares of common stock to consultants for services rendered, having a fair value of $112,500 ($0.075/share).

On November 24, 2010, the Company issued 150,000 shares of common stock for legal services rendered, having a fair value of $11,250 ($0.075/share).

The Company utilized a value of $0.075 per share to record the related expense.   This value was based on a subsequent transaction entered into on January 28, 2011 in which an officer of the Company, in a private transaction, sold 2,000,000 shares to various investors for $150,000.  Management determined this to be the best indicator of fair value for issuances made during 2010.

(C)	Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – December 31, 2009	-	$-
Exercisable – December 31, 2009	-	$-
Granted	14,032,444	$0.90
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2010	14,032,044	$0.90
Exercisable – December 31, 2010	14,032,044	$0.90

Warrants Outstanding				Warrants Exercisable
Range of		Weighted Average Remaining
exercise price	Number Outstanding	Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.60 - $1.20	14,032,044	4.92 years	$0.90	14,032,044	$0.90

At December 31, 2010 and December 31, 2009, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

Note 9 Commitments and Contingencies

Litigations, Claims and Assessments

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. The Company is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

Operating Leases

The Company leases office space and warehouse and office equipment under non-cancelable operating leases expiring on various dates through August 2014.

The Brainy Brands Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

At December 31, 2010 future minimum lease payments under non-cancelable operating leases were as follows:
Year Ended December 31,
2011	$56,535
2012	58,231
2013	59,978
2014	56,347
$231,091

Rent expense for was $65,457 and $49,098 for the years ended December 31, 2010 and 2009, respectively.

Note 10 Related Party Agreements

On November 24, 2010, the Company entered into three employment agreements with its Chief Executive Officer (CEO), Chief Creative Officer (CCO) and Chief Operating Officer (COO). The terms of the agreements are as follows:

(1)	CEO

●      1 year term, automatic one year extension unless written notice provided by either party to terminate
●      $1 annual salary (See related party contract below)
●      Participation in bonus and equity compensation plans

In addition, the CEO has an entity that has a contract with the Company.  The contract calls for a $12,000/month service fee which represents his compensation for being CEO.  In addition, the CEO was awarded 2,500,000 shares of the Company’s common stock on November 15, 2010, which was valued at $.075 per share and recorded as compensation expense.

During the year ended December 31, 2010, $60,000 was paid under this agreement and $24,000 has been accrued.

(2)	CCO

●      3 year term, automatic one year extension unless written notice provided by either party to terminate
        ●      $120,000 annual salary
        ●      Participation in bonus and equity compensation plans
        ●      In addition, the CCO is entitled to an additional 3,000,000 shares of the Company’s common stock on August 24, 2011 and an additional 2,600,000 shares of the Company’s common stock on May 24, 2012.  These are automatic awards.  The Company has valued these shares at $0.075/per share and is accruing the compensation expenses over the term of the agreement.

(3)	COO

 ●      3 year term, automatic one year extension unless written notice provided by either party to terminate
         ●     $96,000 annual salary
         ●     Participation in bonus and equity compensation plans

The COO was awarded 2,000,000 shares of the Company’s common stock on November 15, 2010.  The COO’s husband is a Vice President of the Company and he was awarded 1,000,000 shares of the Company’s common stock on November 15, 2010.

(4)	Lease-License Agreement

The Company entered into a perpetuity agreement with an entity controlled by the CCO on January 1, 2006.  The Company obtained distribution rights of certain videos created by the counter-party.  The Company has full rights to distribute and sell such product.  The Company agreed to pay $0.50/per unit sold with a minimum monthly payment of $2,750.

During the year ended December 31, 2010 and 2009, the Company accrued $33,000 and $33,000, respectively.  As of the date of the Assignment for the Benefit of Creditors, the Company recorded a gain on extinguishment of debt in the amount of $158,125.  The agreement was assumed by Acquisitions.

The Brainy Brands Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 12 Income Taxes

At December 31, 2010, the Company has a net operating loss carry-forward of approximately $942,000 available to offset future taxable income expiring through 2030. Utilization of these net operating losses may be limited due to potential ownership changes under Section 382 of the Internal Revenue Code.

The valuation allowance at December 31, 2010 was $357,000. The net change in valuation allowance during the year ended December 31, 2010 was an increase of $357,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2010.

The effects of temporary differences that gave rise to significant portions of deferred tax assets at December 31, 2010 and 2009 are as follows:

December 31, 2010
Net operating loss carry forward	$357,000
Valuation allowance	(357,000)
Net deferred tax asset	$-

The Company’s tax expense differs from the “expected” tax expense for the years ended December 31, 2010 and 2009, (computed by applying the Federal corporate tax rate of 34% to loss before taxes and 6% for state corporate taxes, the blended rate used was 40%), as follows:

December 31, 2010
Current federal tax expense	$(304,000)
Current state tax expense	(57,000)
Gain on extinguishment of liabilities	4,000
Change in potential NOL benefits	357,000
Change in valuation allowance	(357,000)
Income tax expense	$-

The following is a reconciliation of the provision for income taxes at the United States federal income tax rate to the income taxes reflected in the statement of operations:

December 31, 2010
Tax expense (credit) at statutory rate-federal	(32%)
State tax expense net of federal tax	(6%)
Changes in valuation allowance	38%
Tax expense at actual rate	0%

The Brainy Brands Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 12 Concentrations

Statement of Position 94-6 (SOP 94-6), “Disclosure of Certain Significant Risks and Uncertainties,” addresses corporate vulnerability to concentrations.

Significant Vendors:

A significant vendor is defined as one from which the Company receives at least 10% its total purchases.  For the year ended December 31, 2010, the Company had purchases from one suppliers totaling $114,014, which comprised 87% of the Company's purchases. Accounts payable included approximately $-0- to this supplier at December 31, 2010.

For the year ended December 31, 2009, the Company had purchases from three suppliers totaling $179,871, which comprised 86% of the Company's purchases. Accounts payable included approximately $41,000 to these suppliers at December 31, 2009.

Significant Customer:

A significant customer is defined as one from whom at least 10% of revenue is derived.

The Company had revenue from two customers totaling $160,570 in 2010.  These revenues comprised 30% of revenues for the year ended December 31, 2010.

The Company had revenue from one customer totaling $666,666 in 2009 under a three year licensing agreement which ended December 31, 2009 and was not renewed.  These revenues comprised 50% of revenues for the years ended December 31, 2009.

Note 13 Restatement

During April 2011, the Company discovered material errors associated with the financial statements issued for the year ended December 31, 2009.

The Company identified a material Lease License Agreement (Reference Note 11 (4)) between the Company and an entity controlled by an officer of the Company.  The Lease License Agreement provided for license payment of $0.50 per unit sold subject to a minimum monthly licensing fee of $2,750.  The Company did not record the minimum monthly accrual.

The Company adjusted previously issued financial statements to reflect the following in connection with the restatement:

Consolidated Balance Sheet as of December 31, 2009:	As Restated	Adjustment	As Previously Reported

Total Assets	$1,013,044	$-	$1,013,044

Current Liabilities	$2,242,626	$132,000	$2,110,626
Total Stockholders’ Deficit	$(1,229,582)	$(132,000)	$(1,097,582)
Total Liabilities and Shareholders’ Deficit	$1,013,044	$-	$1,013,044

Consolidated Statement of Operations for the Year Ended December 31, 2009:

Total Revenues	$1,339,332	$-	$1,339,332
Cost of Sales	$(291,782)	$(33,000)	$(258,782)
Gross Profit	$1,047,550	$(33,000)	$1,080,550
Total Operating Expenses	$(1,045,815)	$-	$(1,045,815)
Total Other Expenses	$(92,053)	$-	$(92,053)
Net Loss	$(90,318)	$(33,000)	$(57,318)
Net loss per share- Basic and Diluted	$(0.01)	$-	$(0.01)

The Company recorded an opening balance adjustment to accumulated deficit in the amount of $99,000 as of December 31, 2008.

The Brainy Brands Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 14 Subsequent Events

On April 4, 2011, The Brainy Brands Company, Inc. filed a certificate of amendment to its certificate of incorporation with the Secretary of State of Delaware, pursuant to which, upon filing, (i) the Company’s number of authorized shares of common stock increased from 100,000,000 to 160,000,000, and (ii) the Company became authorized to issue up to 10,000,000 shares of blank check preferred stock.

On February 9, 2011, The Brainy Brands Company, Inc.  entered into an amendment No. 1 to lock-up agreement with Dennis Fedoruk. Mr. Fedoruk is the Company’s Chairman, President and Chief Creative Officer. Pursuant to the Amendment, 2,000,000 shares of the Company’s common stock held by Mr. Fedoruk were released from the lock-up agreement, dated November 24, 2010, between the Company and Mr. Fedoruk.