Form 10-Q
period 2011-03-31
BRAINY BRANDS COMPANY, INC.
filed 2011-05-16
CIK 1478838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number: 000-54344

THE BRAINY BRANDS COMPANY, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	30-0457914
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

460 Brogdon Road, Suite 400 Suwanee, GA	30024
(Address of principal executive offices)	(Zip Code)

(678) 762-1100
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                                                                                                                                                              Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☒

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, 32,699,992 shares of common stock are issued and outstanding as of May 9, 2011.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Statements in this quarterly report may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those those risks discussed from time to time in this report and in other documents which we file with the Securities and Exchange Commission, including the risks described under “Risk Factors,” in our annual report for the year ended December 31, 2010, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the filing of this quarterly report, except as may be required under applicable securities laws.

PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements.

THE BRAINY BRANDS COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

Page(s)

Consolidated Balance Sheets as of March 31, 2011and December 31, 2010	5

Consolidated Statements of Operations For the Three Months Ended March 31, 2011 and 2010	6

Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2011 and 2010	7

8-18
Notes to Consolidated Financial Statements

THE BRAINY BRANDS COMPANY, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
	(unaudited)
Assets

Assets:
Cash	$170,394	$921,711
Restricted cash	566,468	900,000
Accounts receivable, net of allowance for doubtful accounts of $67 and $1,547, respectively	31,621	83,706
Inventory, net	31,353	52,184
Prepaid expenses and other	29,851	86,900
Total Current Assets	829,687	2,044,501

Debt issuance costs, net	76,075	87,486
Property and equipment, net	108,216	90,503
Intangible assets, net	600,089	613,029

Total Assets	$1,614,067	$2,835,519

Liabilities and Shareholders' (Deficit)

Liabilities:
Accounts payable	$199,610	$196,995
Accrued expenses	253,451	74,779
Deferred revenue	132,396	156,378
Other current liabilities	44,599	49,609
Total Current Liabilities	630,056	477,761

Convertible notes payable	2,047,465	1,934,178
Derivative liabilities	898,316	905,701
Total Long-Term Liabilities	2,945,781	2,839,879

Total Liabilities	3,575,837	3,317,640

Shareholders' Deficit
Common stock, $0.001 par value, 100,000,000 shares authorized, 32,699,986
shares issued and outstanding	32,700	32,700
Additional paid-in capital	552,587	552,587
Accumulated deficit	(2,547,057)	(1,067,408)
Total Shareholders' Deficit	(1,961,770)	(482,121)

Total Liabilities and Shareholders' Deficit	$1,614,067	$2,835,519

THE BRAINY BRANDS COMPANY, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended
	March 31, 2011	March 31, 2010

Revenues
Product sales, net of discounts	$63,474	$75,693
Licensing income	33,570	41,758
Total Revenues	97,044	117,451

Cost of Sales	32,135	37,360

Gross Profit	64,909	80,091

Operating Expenses
Selling, general and administrative expenses	1,395,346	227,614
Depreciation and amortization	31,717	20,194
Total Operating Expenses	1,427,063	247,808

Loss from Operations	(1,362,154)	(167,717)

Other Income (Expense)
Legal settlement	60,000	-
Change in fair market value of derivative liability	7,385	-
Interest income	307	1,102
Interest expense	(185,187)	(10,876)

Total Other Income (Expense)	(117,495)	(9,774)

Net Loss	$(1,479,649)	$(177,491)

Net Loss per Common Share - Basic and Diluted	$(0.05)	$(0.02)

Weighted Average Number of Common Shares Outstanding	32,699,986	11,224,995

THE BRAINY BRANDS COMPANY, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	March 31, 2011	March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,479,649)	$(177,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,307	20,194
Amortization of debt issuance costs	11,411	-
Amortization of debt discount	113,287	-
Change in fair market value derivative liability	(7,385)	-
Change in allowance for bad debt	(1,472)	-
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	52,085	16,288
Inventory	20,831	(4,439)
Prepaid expenses and other	57,049	8,971
Increase (Decrease) in:
Accounts payable and accrued expenses	181,287	(338,882)
Deferred revenue	(23,982)	54,923
Credit cards payable	-	(6,667)
Other current liabilties	(5,010)	(38,265)
Net Cash Used in Operating Activities	(1,061,241)	(465,368)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(23,608)	-
Net Cash Used in Investing Activities	(23,608)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (payments) on lines of credit	-	330,967
Net proceeds (payments) from notes payable	-	10,336
Proceeds from the release of cash restriction	333,532	-
Payments received on amounts due from officer	-	124,454
Net Cash Provided By Financing Activities	333,532	465,757

Net Increase (Decrease) in Cash	(751,317)	389

Cash - Beginning of Period	921,711	276

Cash - End of Period	$170,394	$665

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income Taxes	$-	$-
Interest	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
None

The Brainy Brands Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements - unaudited
March 31, 2011 and 2010

Note 1 Nature of Operations and Basis of Presentation

The Brainy Brands Company, Inc. ( “Holdings” or "Company"), (formerly known as Enter Corp.) is a Delaware corporation incorporated in 2007.  On November 24, 2010, Holdings acquired Brainy Acquisitions, Inc. ( “Acquisitions”), a Delaware corporation incorporated in 2010.  Acquisitions was formed on August 27, 2010 under the laws of the state of Georgia and is headquartered in Suwanee, Georgia.  On September 23, 2010, Acquisitions entered into an Agreement for the Purchase and Sale of Assets of the The Brainy Baby Company, LLC (“LLC”) with Asset Recovery Associates, LLC (“ARA”) as assignee for the benefit of creditors of LLC.

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

Reverse Acquisition and Recapitalization:

Public Shell Merger – Reverse Merger and Recapitalization

On November 24, 2010, the shareholders of Acquisitions entered into a share exchange with Holdings, such that Acquisitions became a wholly owned subsidiary of Holdings, in a transaction treated as a reverse acquisition. Holdings did not have any operations and majority-voting control was transferred to the prior shareholders of Acquisitions.  The transaction also required a recapitalization of Acquisitions. Since the shareholders of Acquisitions acquired a controlling voting interest, it was deemed the accounting acquirer, while Holdings was deemed the legal acquirer. The historical financial statements of the Company are those of Acquisitions, and of the consolidated entities from the date of merger and subsequent.

Since the transaction is considered a reverse acquisition and recapitalization, the presentation of pro-forma financial was  not required since it was in fact an equity transaction.

In connection with the share exchange, Holdings purchased from the former majority shareholders 40,500,000 shares of common stock for $100,000, the shares were cancelled, and Holdings, concurrently issued 18,749,985 shares of common stock to the shareholders of Acquisitions in exchange for 100% of Acquisitions issued and outstanding stock.  Upon the closing of the reverse acquisition, Acquisitions stockholders held 57% of the issued and outstanding shares of common stock.

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

This transaction with ARA is known under Georgia law as an Assignment for the Benefit of Creditors.   In conjunction with this transaction, LLC executed a Deed of Assignment (the “Agreement”) with ARA, whereby all of the assets of LLC, including, but not limited to, all personal property, fixtures, goods, stock, inventory, equipment, furniture, furnishings, accounts receivable, bank deposits, cash, promissory notes, trade names, goodwill, contracts, claims and demands belonging to LLC, books, records, books of account, judgments, liens, and mortgages held or owned by  LLC, were assigned to ARA.

The Brainy Brands Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements - unaudited
March 31, 2011 and 2010

This transaction was accounted for as a reverse merger and recapitalization of LLC, deemed the accounting acquirer.  Management determined that this was not an acquisition by Acquisitions despite the cash consideration provided.  Acquisitions (deemed the legal acquirer) did not have any operations prior to this transaction and the majority-voting control was ultimately transferred to the members of LLC.  The transaction also required a recapitalization of the LLC. All equity accounts have been retrospectively recasted to depict share issuances.  The historical financial statements of Acquisitions are those of LLC until September 23, 2010, the date of the transaction, and of the consolidated entities subsequent to that date.  During the year ended December 31, 2010, the Company recorded a gain on extinguishment of debt in the amount of $2,435,463 for all liabilities, including notes payable, accounts payable and accruals, that were not transferred from LLC as part of the ARA transaction.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the years ended December 31, 2010 and 2009.  The interim results for the period ended March 31, 2011 are not necessarily indicative of results for the full fiscal year.

Note 2 Summary of Significant Accounting Policies

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: allowance for doubtful accounts, inventory obsolescence reserve, the fair value of share-based payments, fair value of derivative liabilities and the valuation allowance for deferred tax assets due to continuing operating losses.

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at March 31, 2011 and December 31, 2010, respectively.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The United States Congress has temporarily increased the Federal Deposit Insurance Corporation (FDIC) deposit insurance from $100,000 to $250,000 per depositor. Cash balance at times may exceed federally insured limits.

The Brainy Brands Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements - unaudited
March 31, 2011 and 2010

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

	March 31, 2011	December 31, 2010
Finished goods	$128,035	$148,866
Less reserve for obsolescence and slow moving inventory	(96,682)	(96,682)
	$31,353	$52,184

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

Fair Value of Financial Instruments

The Company’s financial instruments, including cash, accounts receivable, accounts payable and accrued expenses, are carried at cost, which approximates their fair value because of the short-term nature of these financial instruments.

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

The Brainy Brands Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements - unaudited
March 31, 2011 and 2010

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

Once determined, the derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the binomial option-pricing model. At March 31, 2011 and December 31, 2010, respectively, the Company had derivative liabilities in the amounts of $898,316 and $905,701.

Impairment of Long-Lived Assets

Long-lived assets such as property and equipment and definite-lived intangible assets (DVD or CD master production copies, or "masters") are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  If the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized in the amount that the carrying amount of the asset exceeds its fair value.  Fair value is determined based on discounted future net cash flows associated with the use of the asset.

Based on the Company's expected future undiscounted cash flows generated by the masters, no impairment was recorded at March 31, 2011 and 2010, respectively.

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets are recorded at cost and consist of domestic and foreign trademarks.  Trademarks are not amortized since they have indefinite lives, but instead are reviewed annually for impairment. Costs to renew trademarks are expensed as incurred.

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

The Brainy Brands Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements - unaudited
March 31, 2011 and 2010

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred as follows:

Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
$295,258	$21,801

Share-based payments

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded in cost of sales or general and administrative expense in the consolidated statements of operations, depending on the nature of the services provided.

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

The Company had the following common stock equivalents at March 31, 2011:

Convertible notes – face amount of $2,806,489, conversion price of $0.40	7,016,222
Common stock warrants, conversion price of $0.60 (Series “A”)	7,016,222
Common stock warrants, conversion price of $1.20 (Series “B”)	7,016,222
Total common stock equivalents	21,048,666

The Company had no  common stock equivalents at March 31, 2010.

In connection with the reverse acquisition and recapitalization, all share and per share amounts have been retroactively restated.

Reclassification

Certain items in the 2010 consolidated financial statements presentation have been reclassified to confirm to the 2011 presentation.  Such reclassifications have no effect on previously reported net income (loss).

Note 3 Going Concern and Liquidity

As reflected in the accompanying consolidated financial statements, the Company incurred a loss of $1,479,649 and net cash used in operations of $1,061,241 for the three months ended March 31, 2011; and a stockholders’ deficit of $1,961,770 at March 31, 2011.

The Brainy Brands Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements - unaudited
March 31, 2011 and 2010

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

Note 4 Property and Equipment

Property and equipment consisted of the following:

	March 31, 2011	December 31, 2010
Leasehold improvements	$103,195	$103,195
Furniture and equipment	278,942	253,862
Vehicle	5,700	5,700
	387,837	362,757
Less accumulated depreciation	(279,621)	(272,254)
Property and equipment, net	$108,216	$90,503

Depreciation expense for the three months ended  March 31, 2011 and 2010 totaled $7,367 and $6,846, respectively.

Note 5 Intangible Assets

Intangible assets were comprised of the following at March 31, 2011:

	Estimated life	Gross Amount	Accumulated Amortization	Net
Masters	10 years	$575,209	$425,686	$149,523
Trademarks	Indefinite	450,566	-	450,566
		$1,025,755	$425,686	$600,089

Intangible assets were comprised of the following at December 31, 2010:

	Estimated life	Gross Amount	Accumulated Amortization	Net
Masters	10 years	$575,209	$412,746	$162,463
Trademarks	Indefinite	450,566	-	450,566
		$1,025,775	$412,746	$613,029

Amortization expense related to the masters totaled $24,350 and $13,348 for the three months ended March 31, 2011 and 2010, respectively.

The Brainy Brands Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements - unaudited
March 31, 2011 and 2010
Note 6 Debt

(A)	2010 Convertible Promissory Notes and Warrants

Terms of Notes

On November 24, 2010, the Company completed a secured convertible notes and warrants offerings (“Notes”).  The Notes are secured by all assets of the Company and mature on November 24, 2012.  The Notes bear interest at a rate of 10% per annum due and are payable semi-annually in arrears commencing March 31, 2011 and upon maturity (as of March 31, 2011, no interest had been paid).  The principal of the Notes was $2,806,489 and the gross proceeds raised were $2,806,489. The Company paid $91,290 in debt issuance costs. The Notes contained the following features:

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

iii.
Warrants -  The Company also issued the Note holders one stock purchase warrant with a maturity of 5 years and a $0.60 exercise price for each convertible share (7,016,222 warrants) and one stock purchase warrant with a maturity of 5 years and a $1.20 exercise price for each convertible share (7,016,222 warrants).

iv.
Full ratchet provision – The Notes contain a provision in which the conversion price will be reduced in any event the Company issues any security or debt instrument with a lower consideration per share in any future offering.

v.
$900,000 of the cash proceeds was restricted by the investors and must be utilized for investor relation purposes.  For purposes of cash flow presentation, the restriction was netted with the gross proceeds raised.

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

The Company measured the fair value of the derivative liabilities using a binomial lattice valuation model.

The fair value of the derivative liabilities is summarized as follow:
Fair value at the issuance dates for conversion feature and warrants issued on the 2010 Convertible Promissory Notes and Warrant Offering	$918,885
Mark to market adjustments for the year ended December 31, 2010:	(13,184)
Derivative liabilities balance at December 31, 2010	$905,701
Mark to market adjustments for the three months ended March 31, 2011:	(7,385)
Derivative liabilities balance at March 31, 2011	$898,316

The Company recorded the fair value of the derivative liabilities as a debt discount and is amortizing the discount over the life of the Notes on a straight-line basis.

The fair value of the derivative liabilities at issuance and at each mark to market assessment were based upon the following management assumptions:

Exercise price	$0.40 - $1.20
Expected dividends	0%
Expected volatility	93.4% - 99.7%
Expected term: conversion feature	2 years
Expected term: warrants	5 years
Suboptimal exercise factor	1.25
Risk free interest rate	0.53% - 2.24%

The Brainy Brands Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements - unaudited
March 31, 2011 and 2010

(B)	Debt Issuance Costs

In connection with raising convertible debt during 2010, the Company incurred legal fees in the amount of $91,290.  The Company is expensing the issuance costs over the life of the debt.

During the three months ended March 31, 2011, the Company amortized $11,411 of the debt issuance costs.

Note 7 Fair Value

The Company has categorized its assets and liabilities recorded at fair value based upon the fair value hierarchy specified by Generally Accepted Accounting Principles.

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

The Brainy Brands Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements - unaudited
March 31, 2011 and 2010

Both observable and unobservable inputs may be used to determine the fair value of positions that are classified within the Level 3 category. As a result, the unrealized gains and losses for assets within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs.

The following are the major categories of liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2011, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

March 31, 2011:
	Level 1:	Level 2:	Level 3:
	Quoted Prices in Active Markets for Identical Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Total at March 31, 2011
Derivative Liabilities	$-	$898,316	$-	$898,316

December 31, 2010:

	Level 1:	Level 2:	Level 3:
	Quoted Prices in Active Markets for Identical Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Total at December 31, 2010
Derivative Liabilities	$-	$905,701	$-	$905,701

Note 8 Stockholders’ Deficit

(A)	Members’ Deficit

From inception to September 23, 2010, the Company was an LLC and was composed of two members and managed exclusively by its members. A member's percentage interest in the Company is computed as a fraction, the numerator of which is the total of a member's capital account and the denominator of which is the total of all capital accounts of all members.

(B)	Common Stock

There were no stock issuances during the three months ended March 31, 2011 and 2010.

(C)	Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – December 31, 2010	14,032,444	$0.90
Exercisable – December 31, 2010	14,032,444	$0.90
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – March 31, 2011	14,032,044	$0.90
Exercisable – March 31, 2011	14,032,044	$0.90

The Brainy Brands Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements - unaudited
March 31, 2011 and 2010

Warrants Outstanding				Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.60 - $1.20	14,032,044	4.77 years	$0.90	14,032,044	$0.90

At March 31, 2011 and December 31, 2010, the total intrinsic value of warrants outstanding and exercisable was $0.

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

On February 8, 2011, the Company settled a legal matter with a licensee and received a $60,000 settlement. The amount has been reflected in the statement of operaions as income.

Note 9 Related Party Transactions

(1)	Lease-License Agreement

The Company entered into a perpetuity agreement with an entity controlled by the Chief Creative Officer on January 1, 2006.  The Company obtained distribution rights of certain videos created by the counter-party.  The Company has full rights to distribute and sell such product.  The Company agreed to pay $0.50/per unit sold with a minimum monthly payment of $2,750.

During the year ended March 31, 2011 and 2010, the Company accrued $8,250 and $8,250 relating to this agreement.

Note 10 Subsequent Events

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

On April 18, 2011, The Brainy Brands Company, Inc. entered into a subscription agreement (the “Subscription Agreement”) with accredited investors (the “Investors”). Pursuant to the Subscription Agreement, on April 18, 2011, the Company issued and sold to the Investors, convertible promissory notes (the “Notes”) in the aggregate principal amount of $750,000 (the “Private Placement”). The Notes are secured by all of the assets of the Company. The Notes are convertible into common stock of the Company at an exercise price of $0.40 per share, subject to adjustment in the event of stock splits, stock dividends, or in the event of certain subsequent issuances by the Company of common stock or securities convertible into common stock at a lower price. The Notes will mature two years from the date of issuance and bear interest at the rate of 10% per annum due and payable semi-annually in arrears commencing September 30, 2011 and upon maturity. Pursuant to the Private Placement, the Company issued to the Investors 15 Class A Warrants and 15 Class B Warrants (collectively, the  “Warrants”) to purchase common stock for each $4.00 principal amount of Notes, such that the Company issued an aggregate of 2,812,500 Class A Warrants and 2,812,500 Class B Warrants. The Warrants have a five-year term, may be exercised on a cashless basis, and have an exercise price of $0.60 (with respect to the Class A Warrants) or $1.20 (with respect to the Class B Warrants), subject to adjustment in the event of stock splits, stock dividends, or in the event of certain subsequent issuances of the Company of common stock or securities convertible into common stock at a lower price. The Notes may not be converted, and the Warrants may not be exercised, to the extent such conversion or exercise would cause the holder, together with its affiliates, to beneficially own a number of shares of common stock which would exceed 4.99% of the Company’s then outstanding shares of common stock following such conversion or exercise.

The Brainy Brands Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements - unaudited
March 31, 2011 and 2010

In connection with the Subscription Agreement, on April 18, 2011, the Company entered into a pledge and escrow agreement (the “Pledge Agreement”) with the shareholders identified on Schedule A thereto (consisting of John Benfield (the Company’s chief executive officer), Dennis Fedoruk (the Company’s president and chief creative officer) Ronda Bush (the Company’s chief operations officer) and Jerry Bush (an employee of the Company and the husband of Ronda Bush) (the “Shareholders”), and Grushko & Mittman, P.C. , as escrow agent (the “Escrow Agent”). Pursuant to the Pledge Agreement, the Shareholders placed the aggregate 14,724,994 shares of common stock of the Company held by the Shareholders (the “Shares”) in escrow with the Escrow Agent. The Shares will be returned to the Shareholders if the Company meets the Revenue Target set forth in the Pledge Agreement, or released to the Investors if and in the proportion that the Company fails to meet the Revenue Target. The Revenue Target is defined under the Pledge Agreement as $2,000,000 gross cash revenues from sales in the ordinary course of business, net of returns and refunds, as recognized in accordance with generally accepted accounting principles (“GAAP”), and the gross cash receipts from long-term licensing fees received during the year ended December 31, 2011, even if such entire licensing fees are not included in revenues pursuant to GAAP, during the year ended December 31, 2011.

A second closing under the Subscription Agreement may occur (the “Additional Closing”), subject to certain conditions including the consent of the Investors, within 45 days after the initial closing of the Private Placement, for additional principal amount of $750,000 in notes.  If such Additional Closing occurs, the Company will issue notes and warrants on the same terms and conditions as the Private Placement.

Pursuant to an escrow agreement entered into between the Company, the Investors, and Grushko & Mittman, P.C., as escrow agent, $250,000 from the sale of the Notes (or $500,000, if the additional closing occurs) will continue to be held in escrow following the closing of the Private Placement in a non-interest bearing account and released to the Company or on the Company’s behalf not more frequently than one time each ten days.  A request for release must be made in writing to the Escrow Agent and Collateral Agent.  The request must include a copy of unanimously adopted resolutions of the board of directors of the Company certified by the secretary of the Company and the Company’s chief financial officer that (i) the Company is requesting a release of funds and the details thereof including the amount, purposes, and wire delivery instructions, (ii) that such requested funds are for reimbursement of funds which were timely employed in conformity in all material respects with the use of proceeds set forth on Schedule 9(e) to the Subscription Agreement, and (iii) an Event of Default, or an event that with the giving of notice or the passage of time could become an Event of Default, has not occurred.  The Company must provide to Collateral Agent reasonably satisfactory proof that the funds for which reimbursement is sought had been used for the purposes described in part (ii) of the previous sentence.  The Escrow Agent may not release any funds if an objection to such release has been made by Collateral Agent.  Deviations from Schedule 9(e) to the Subscription Agreement may be made subject to the written approval of the Collateral Agent.  Schedule 9(e) contemplates that $500,000 will be used for public relations and investor relations services rendered by a direct marketing firm under the Company’s direction to implement and manage a direct mail correspondence program.  The Company believes that this program will be beneficial for its business and keeping its shareholders apprised of its progress.  Unless postponed by the Company and Collateral Agent, any funds retained in escrow on the one year anniversary of the Closing Date will be released to Investors requesting such release in proportion to the relative amount of Note principal held by all Investors as of such one year anniversary date.  Upon release to the Investors, such sums shall be applied against amounts outstanding on the Notes in the manner set forth in the Notes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We make forward-looking statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report based on the beliefs and assumptions of our management and on information currently available to us. Forward-looking statements include information about our possible or assumed future results of operations which follow under the headings “Business and Overview,” “Liquidity and Capital Resources,” and other statements throughout this report preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions. We generally use words such as “believe,” “may,” “could,” “will,” “intend,” “expect,” “anticipate,” “plan,” and similar expressions to identify forward-looking statements, including statements regarding our ability to continue to create innovative technology products, our ability to continue to generate new business based on our sales and marketing efforts, referrals and existing relationships, our financing strategy and ability to access the capital markets and other risks discussed in our Risk Factor section included in our Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission.

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed in these forward-looking statements, including the risks and uncertainties described below and other factors we describe from time to time in our periodic filings with the U.S. Securities and Exchange Commission (the “SEC”). We therefore caution you not to rely unduly on any forward-looking statements. The forward-looking statements in this report speak only as of the date of this report, and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

Plan of Operation

Brainy Acquisitions, Inc., the operating subsidiary of The Brainy Brands Company Inc. (the "Company") was formed on August 27, 2010 under the laws of the state of Georgia and is headquartered in Suwanee, Georgia. The Company, through its operating subsidiary, engages in the business of selling educational DVDs, books, games, and toys for babies, toddlers and pre-schoolers both domestically and internationally through retailers under licensing agreements, as well as directly to customers primarily via internet sales.

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

Results of Operation

Summary Income Statement for the Three Months Ended March 31, 2011 and 2010
	Three months ended
	March 31, 2011	March 31, 2010
Revenue – net discounts	$97,044	$117,451
Gross Profit	$64,909	$80,091
Operating Expense	$1,427,063	$247,808
Other Expense	$(117,495)	$(9,774)
Net Loss	$(1,479,649)	$(177,491)
Loss per Share – Basic and Diluted	$(0.05)	$(0.02)

For the three months ended March 31, 2011 and 2010, the Company reported a net loss of $(1,479,649), or $(0.05) per share and net loss of $(177,491) or $(0.02) per share, respectively. The change in net loss between the three months ended March 31, 2011 and 2010 was primarily attributable to following significant events:

●
During the year ended December 31, 2010 the Company’s management team was focused on a capital raise which included recapitalizing the Company with a public shell corporation.  Due to the small number of management personnel, considerable time and effort was shifted from the selling process toward reverse merger and recapitalization process.  The transaction closed in November 2010.  As a result, the Company experienced limited sales during the three months ended March 31, 2011.

●
The decrease in total revenues for the three months ended March 31, 2011 as compared to the comparable three months ended March 31, 2010 was a result of both a decrease in product sales as well as a decrease in licensing income.

●	Gross profit percentage for the three months ended March 31, 2011 as compared to the comparable three months ended March 31, 2010 remained flat.

●
Operating expenses increased considerably from $247,808 for the three months ended March 31, 2010 to $1,427,063 for the comparable three months ended March 31, 2011.  The increase is primarily attributable to the company exhausting resources marketing the product line, increased costs associated with running a public company, and considerable expenses were incurred developing an investor relations campaign.

●
Other income (expenses)  – net increased significantly, primarily due to the increase in interest expense associated with the convertible notes issued during November of 2010, offset by legal settlement income.

Going Concern:  As shown in the accompanying financial statements, the Company incurred a net loss of $(1,479,649) during the three months ended March 31, 2011, and as of that date, the Company had a shareholders’ deficit of $1,961,770. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. Management of the Company plans to address this concern by doing the following:

•	Raising additional capital through convertible note offerings or other equity financing
•	Launch of new marketing and awareness campaign

The ability of the Company to continue as a going concern is dependent on its ability to do all or most of the above listed steps.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2011 compared to December 31, 2010.
	March 31, 2011	December 31, 2010	Increase/Decrease
Current Assets	$829,687	$2,044,501	$(1,214,814)
Current Liabilities	$630,056	$477,761	$(152,295)
Working Capital	$199,631	$1,566,740	$(1,367,109)

As March 31, 2011, we had working capital  of $199,631 as compared to working capital of $1,566,740 at December 31, 2010, a decrease of $(1,367,109). The decrease is primarily attributable to the Company raising capital in November 2010 through a convertible note.  The Company used a majority of the capital raise to retool the product line and to begin to market the retooled product line.

Net cash used for operating activities for the three months ended March 31 2011 and 2010 was $(1,061,241) and $(465,368), respectively. The Net Loss for the three months ended March 31, 2011 and 2010 was $(1,479,649) and $(177,491), respectively.

Net cash used for investing activities for the three months ended March 31 2011 and 2010 was $(23,608) and $(-), respectively. The Company purchased trade booth equipment during the three months ended March 31, 2011.

Net cash obtained through all financing activities for the three months ended March 31, 2011 was $333,532  as compared to $465,757 for the three months ended March 31, 2010.

The Company continues to explore potential expansion opportunities in the industry in order to boost sales, while leveraging distribution systems to consolidate lower costs.  The Company needs to continue to raise money in order execute the business plan.

Financing

On April 18, 2011, The Brainy Brands Company, Inc. entered into a subscription agreement (the “Subscription Agreement”) with accredited investors (the “Investors”). Pursuant to the Subscription Agreement, on April 18, 2011, the Company issued and sold to the Investors, convertible promissory notes (the “Notes”) in the aggregate principal amount of $750,000 (the “Private Placement”). The Notes are secured by all of the assets of the Company. The Notes are convertible into common stock of the Company at an exercise price of $0.40 per share, subject to adjustment in the event of stock splits, stock dividends, or in the event of certain subsequent issuances by the Company of common stock or securities convertible into common stock at a lower price. The Notes will mature two years from the date of issuance and bear interest at the rate of 10% per annum due and payable semi-annually in arrears commencing September 30, 2011 and upon maturity. Pursuant to the Private Placement, the Company issued to the Investors 15 Class A Warrants and 15 Class B Warrants (collectively, the  “Warrants”) to purchase common stock for each $4.00 principal amount of Notes, such that the Company issued an aggregate of 2,812,500 Class A Warrants and 2,812,500 Class B Warrants. The Warrants have a five-year term, may be exercised on a cashless basis, and have an exercise price of $0.60 (with respect to the Class A Warrants) or $1.20 (with respect to the Class B Warrants), subject to adjustment in the event of stock splits, stock dividends, or in the event of certain subsequent issuances of the Company of common stock or securities convertible into common stock at a lower price. The Notes may not be converted, and the Warrants may not be exercised, to the extent such conversion or exercise would cause the holder, together with its affiliates, to beneficially own a number of shares of common stock which would exceed 4.99% of the Company’s then outstanding shares of common stock following such conversion or exercise.

In connection with the Subscription Agreement, on April 18, 2011, the Company entered into a pledge and escrow agreement (the “Pledge Agreement”) with the shareholders identified on Schedule A thereto (consisting of John Benfield (the Company’s chief executive officer), Dennis Fedoruk (the Company’s president and chief creative officer) Ronda Bush (the Company’s chief operations officer) and Jerry Bush (an employee of the Company and the husband of Ronda Bush) (the “Shareholders”)), and Grushko & Mittman, P.C. , as escrow agent (the “Escrow Agent”). Pursuant to the Pledge Agreement, the Shareholders placed the aggregate 14,724,994 shares of common stock of the Company held by the Shareholders (the “Shares”) in escrow with the Escrow Agent. The Shares will be returned to the Shareholders if the Company meets the Revenue Target set forth in the Pledge Agreement, or released to the Investors if and in the proportion that the Company fails to meet the Revenue Target. The Revenue Target is defined under the Pledge Agreement as $2,000,000 gross cash revenues from sales in the ordinary course of business, net of returns and refunds, as recognized in accordance with generally accepted accounting principles (“GAAP”), and the gross cash receipts from long-term licensing fees received during the year ended December 31, 2011, even if such entire licensing fees are not included in revenues pursuant to GAAP, during the year ended December 31, 2011.

A second closing under the Subscription Agreement may occur (the “Additional Closing”), subject to certain conditions including the consent of the Investors, within 45 days after the initial closing of the Private Placement, for additional principal amount of $750,000 in notes.  If such Additional Closing occurs, the Company will issue notes and warrants on the same terms and conditions as the Private Placement.

Pursuant to an escrow agreement entered into between the Company, the Investors, and Grushko & Mittman, P.C., as escrow agent, $250,000 from the sale of the Notes (or $500,000, if the additional closing occurs) will continue to be held in escrow following the closing of the Private Placement in a non-interest bearing account and released to the Company or on the Company’s behalf not more frequently than one time each ten days.  A request for release must be made in writing to the Escrow Agent and Collateral Agent.  The request must include a copy of unanimously adopted resolutions of the board of directors of the Company certified by the secretary of the Company and the Company’s chief financial officer that (i) the Company is requesting a release of funds and the details thereof including the amount, purposes, and wire delivery instructions, (ii) that such requested funds are for reimbursement of funds which were timely employed in conformity in all material respects with the use of proceeds set forth on Schedule 9(e) to the Subscription Agreement, and (iii) an Event of Default, or an event that with the giving of notice or the passage of time could become an Event of Default, has not occurred.  The Company must provide to Collateral Agent reasonably satisfactory proof that the funds for which reimbursement is sought had been used for the purposes described in part (ii) of the previous sentence.  The Escrow Agent may not release any funds if an objection to such release has been made by Collateral Agent.  Deviations from Schedule 9(e) to the Subscription Agreement may be made subject to the written approval of the Collateral Agent.  Schedule 9(e) contemplates that $500,000 will be used for public relations and investor relations services rendered by a direct marketing firm under the Company’s direction to implement and manage a direct mail correspondence program.  The Company believes that this program will be beneficial for its business and keeping its shareholders apprised of its progress.  Unless postponed by the Company and Collateral Agent, any funds retained in escrow on the one year anniversary of the Closing Date will be released to Investors requesting such release in proportion to the relative amount of Note principal held by all Investors as of such one year anniversary date.  Upon release to the Investors, such sums shall be applied against amounts outstanding on the Notes in the manner set forth in the Notes.

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

Our significant accounting policies are summarized in Note 2 of our consolidated financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would have any effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

Debt Issuance Costs and Debt Discount -These items are amortized over the life of the debt to interest expense using the straight line method which approximates the interest method..  If a conversion, extinguishment or repayment of the underlying debt occurs, a proportionate share of these amounts is immediately expensed.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for a smaller reporting company.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our Chief Executive Officer (“CEO”), who also serves as the Company’s Principal Financial Officer (“PFO”), to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide a reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management designed the disclosure controls and procedures to provide reasonable assurance of achieving the desired control objectives.

We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and PFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no legal proceedings to which the Company or any of its property is the subject.

Item 1A. Risk Factors.

Not applicable to a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved)

Item 5. Other Information.

None.

Item 6. Exhibits.

No.	Description
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Brainy Brands Company, Inc.

Date: May 16, 2011	By:	/s/ John Benfield
John Benfield Chief Executive Officer (principal executive officer, principal financial officer, and principal accounting officer)