Form 10-Q
period 2011-06-30
BRAINY BRANDS COMPANY, INC.
filed 2011-08-23
CIK 1478838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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
                                                                                                                                                                              Yes ☐  No ☒

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

Yes ☐ No ☒

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, 36,461,706 shares of common stock are issued and outstanding as of August 22, 2011.

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

Item 1. Financial Statements

THE BRAINY BRANDS COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

THE BRAINY BRANDS COMPANY, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
	(unaudited)
Assets

Assets:
Cash	$333,997	$921,711
Restricted cash	-	900,000
Accounts receivable, net of allowance for doubtful accounts of $227 and $1,547, respectively	121,428	83,706
Inventory, net	184,081	52,184
Prepaid expenses and other	194,916	86,900
Total Current Assets	834,422	2,044,501

Debt issuance costs, net	93,883	87,486
Property and equipment, net	102,934	90,503
Intangible assets, net	588,949	613,029

Total Assets	$1,620,188	$2,835,519

Liabilities and Shareholders' Deficit

Liabilities:
Accounts payable	$283,022	$196,995
Accrued expenses	544,353	74,779
Deferred revenue	113,687	156,378
Other current liabilities	40,374	49,609
Total Current Liabilities	981,436	477,761

Convertible notes payable	2,279,134	1,934,178
Derivative liabilities	16,891,175	905,701
Total Long-Term Liabilities	19,170,309	2,839,879

Total Liabilities	20,151,745	3,317,640

Shareholders' Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 160,000,000 shares authorized, 32,699,986
shares issued and outstanding	32,700	32,700
Additional paid-in capital	552,587	552,587
Accumulated deficit	(19,116,844)	(1,067,408)
Total Shareholders' Deficit	(18,531,557)	(482,121)

Total Liabilities and Shareholders' Deficit	$1,620,188	$2,835,519

See accompanying notes to consolidated financial statements

THE BRAINY BRANDS COMPANY, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Revenues
Product sales, net of discounts	$168,883	$78,326	$232,357	$154,019
Licensing income	47,441	23,260	81,011	65,018
Total Revenues	216,324	101,586	313,368	219,037

Cost of Sales	72,627	24,664	104,762	62,024

Gross Profit	143,697	76,922	208,606	157,013

Operating Expenses
Selling, general and administrative expenses	1,870,002	202,906	3,265,348	430,520
Depreciation and amortization	6,494	20,195	38,211	40,389
Total Operating Expenses	1,876,496	223,101	3,303,559	470,909

Loss from Operations	(1,732,799)	(146,179)	(3,094,953)	(313,896)

Other Income (Expense)
Legal settlement income	17	-	60,017	-
Change in fair market value of derivative liabilities	(12,586,255)	-	(12,586,255)	-
Derivative expense	(1,906,504)	-	(1,899,119))	-
Interest income	4	602	311	1,704
Interest expense	(344,150)	(15,552)	(529,337)	(26,428)

Total Other Income (Expense)	(14,836,988)	(14,950)	(14,954,483)	(24,724)

Net Loss	$(16,569,787)	$(161,129)	$(18,049,436)	$(338,620)

Net Loss per Common Share - Basic and Diluted	$(0.51)	$(0.01)	$(0.55)	$(0.03)

Weighted Average Number of Common Shares Outstanding Basic - Diluted	32,699,986	11,224,995	32,699,986	11,224,995

See accompanying notes to consolidated financial statements

THE BRAINY BRANDS COMPANY, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	June 30, 2011	June 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,049,436)	$(338,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,211	40,389
Amortization of debt issuance costs	26,103	-
Amortization of debt discount	344,956	-
Change in fair market value derivative liabilities	1,899,119	-
Derivative expense	12,586,255	-
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(37,722)	(14,489)
Inventory	(131,897)	(9,818)
Prepaid expenses and other	(108,016)	(8,473)
Increase (Decrease) in:
Accounts payable and accrued expenses	553,789	(117,645)
Deferred revenue	(42,691)	89,926
Other current liabilities	(9,235)	-
Net Cash Used in Operating Activities	(2,930,514)	(358,730)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(24,700)	-
Net Cash Used in Investing Activities	(24,700)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from convertible notes	1,467,500	-
Payments on lines of credit	-	(40,869)
Proceeds from notes payable	-	275,222
Proceeds from the release of cash restriction	900,000
Payments received on amounts due from officer	-	124,222
Net Cash Provided By Financing Activities	2,367,500	358,807

Net Increase (Decrease) in Cash	(587,714)	77

Cash - Beginning of Period	921,711	276

Cash - End of Period	$333,997	$353

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income Taxes	$-	$-
Interest	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Debt discount on convertible notes	$1,500,000	$-

See accompanying notes to consolidated financial statements

The Brainy Brands Company, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
June 30, 2011 and 2010

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

In connection with the share exchange, Holdings purchased from the former majority shareholders 40,500,000 shares of common stock for $100,000, the shares were cancelled, and Holdings, concurrently issued 18,749,985 shares of common stock to the shareholders of Acquisitions in exchange for 100% of Acquisitions issued and outstanding stock.  Upon the closing of the reverse acquisition, Acquisitions' stockholders held 57% of the issued and outstanding shares of common stock.

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
Notes to Unaudited Consolidated Financial Statements
June 30, 2011 and 2010

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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the years ended December 31, 2010 and 2009.  The interim results for the period ended June 30, 2011 are not necessarily indicative of results for the full fiscal year.

Note 2 Summary of Significant Accounting Policies

Use of estimates

The preparation of unaudited consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: allowance for doubtful accounts, inventory obsolescence reserve, the fair value of share-based payments, fair value of derivative liabilities, estimates of the probability and potential magnitude of contingent liabilities and the valuation allowance for deferred tax assets due to continuing operating losses.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from our estimates.

Risks and uncertainties

The Company operates in an industry that is subject to intense competition and change in consumer demand. The Company's operations are subject to significant risk and uncertainties including financial and operational risks including the potential risk of business failure.

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at June 30, 2011 and December 31, 2010, respectively.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The United States Congress has temporarily increased the Federal Deposit Insurance Corporation (FDIC) deposit insurance from $100,000 to $250,000 per depositor. Cash balances at times may exceed federally insured limits.

The Brainy Brands Company, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
June 30, 2011 and 2010

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

	June 30, 2011	December 31, 2010
Finished goods	$256,275	$148,866
Less reserve for obsolescence and slow moving inventory	(72,194)	(96,682)
	$184,081	$52,184

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

Leasehold improvements Lesser of estimated useful life or life of the lease
Furniture and equipment  3 - 7 years
Vehicles   5  years

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

For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

The Brainy Brands Company, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
June 30, 2011 and 2010

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

Once determined, the derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments, such as warrants, are also valued using the binomial option-pricing model. At June 30, 2011 and December 31, 2010, respectively, the Company had derivative liabilities in the amounts of $16,891,175 and $905,701.

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

Based on the Company's expected future undiscounted cash flows generated by the masters, no impairment was recorded at June 30, 2011 and 2010, respectively.

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets are recorded at cost and consist of domestic and foreign trademarks.  Trademarks are not amortized since they have indefinite lives, but instead are reviewed annually, or more frequently if there are material changes in circumsances, for impairment. Costs to renew trademarks are expensed as incurred.

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

The Company also enters into licensing agreements whereby the licensee agrees to pay a percentage of net sales of the licensed products.  Most of the agreements require the licensee to pay guaranteed minimum royalty payments upon entering into the agreement.  Advanced royalty payments associated with these agreements are recorded as deferred revenue and royalties are recognized as revenue over the period of the agreement based on the greater of the monthly minimums or the licensees’ sales of the licensed products.

Cost of sales

Cost of sales represents costs directly related to the production and manufacturing of the Company’s products. Costs include product development, freight, packaging and print production costs. Cost of sales also represent licensing fees in accordance with a licensing contract with a related party.

The Brainy Brands Company, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
June 30, 2011 and 2010

Shipping and handling costs

The Company classifies shipping and handling amounts billed to customers as product sales and shipping and handling costs as a component of cost of sales.

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred as follows:

Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
$1,584,445	$10,000	$1,879,703	$31,801

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

The Company had the following common stock equivalents at June 30, 2011:

2010 Convertible notes – face amount of $2,806,489, conversion price of $0.40	7,016,222
2011 Convertible notes – face amount of $1,500,000, conversion price of $0.40	3,750,000
Common stock warrants, conversion price of $0.60 (Series “A”)	12,641,222
Common stock warrants, conversion price of $1.20 (Series “B”)	12,641,222
Total common stock equivalents	36,048,666

The Company had no  common stock equivalents at June 30, 2010.

In connection with the reverse acquisition and recapitalization, all share and per share amounts have been retroactively restated.

The Brainy Brands Company, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
June 30, 2011 and 2010

Note 3 Going Concern and Liquidity

As reflected in the accompanying  unaudited consolidated financial statements, the Company incurred a loss of $18,049,436 and net cash used in operations of $2,930,514 for the six months ended June 30, 2011; and a shareholders’ deficit of $18,531,557 at June 30, 2011.

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

The Company believes that the utilization of new marketing initiatives, which includes signing up new distributors and a national broker network, and production and distribution of a direct to consumer marketing plan, will allow for increased awareness resulting in additional sales that will provide future positive cash flows. However, sales to date have been nominal.

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

Note 4 Property and Equipment

Property and equipment consisted of the following:

	June 30, 2011	December 31, 2010
Leasehold improvements	$103,195	$103,195
Furniture and equipment	280,424	253,862
Vehicle	5,700	5,700
	389,320	362,757
Less accumulated depreciation	(286,385)	(272,254)
Property and equipment, net	$102,934	$90,503

Depreciation expense for the six months ended  June 30, 2011 and 2010 totaled $14,131 and $13,692, respectively.

The Brainy Brands Company, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
June 30, 2011 and 2010

Note 5 Intangible Assets

Intangible assets were comprised of the following at June 30, 2011:

	Estimated life	Gross Amount	Accumulated Amortization	Net
Masters	10 years	$575,209	$436,826	$138,383
Trademarks	Indefinite	450,566	-	450,566
		$1,025,775	$436,826	$588,949

Intangible assets were comprised of the following at December 31, 2010:

	Estimated life	Gross Amount	Accumulated Amortization	Net
Masters	10 years	$575,209	$412,746	$162,463
Trademarks	Indefinite	450,566	-	450,566
		$1,025,755	$412,746	$613,029

Amortization expense related to the masters totaled $24,080 and $26,697 for the six months ended June 30, 2011 and 2010, respectively.

Note 6 Debt

(A)	2010 Convertible Promissory Notes and Warrants

Terms of Notes

On November 24, 2010, the Company completed a secured convertible notes and warrants offerings (“Notes”).  The Notes are secured by all assets of the Company and mature on November 24, 2012.  The Notes bear interest at a rate of 10% per annum and are payable semi-annually in arrears commencing March 31, 2011 and upon maturity (as of June 30, 2011, no interest had been paid).  The principal of the Notes was $2,806,489 and the gross proceeds raised were $2,806,489. The Company paid $91,290 in debt issuance costs. The Notes contained the following features:

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

iii.
Warrants -  The Company also issued the Note holders one stock purchase warrant with a maturity of 5 years and a $0.60 exercise price for each convertible share (7,016,222 warrants)and one stock purchase warrant with a maturity of 5 years and a $1.20 exercise price for each convertible share (7,016,222 warrants).

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

(B)	2011 Convertible Promissory Notes and Warrants

On April 18, 2011 and May 20, 2011,  the Company completed a secured convertible notes and warrants offerings (“2011 Notes”).  The 2011 Notes are secured by all assets of the Company and mature on April 18, 2013 and May 20, 2013.  The Notes bear interest at a rate of 10% per annum. The principal of the Notes was $1,500,000 ($750,000 was sold and issued on April 18, 2011 and $750,000 was sold and issued on May 20, 2011). The Company paid $32,500 in debt issuance costs. The Notes contained the following features:

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

iii.
Warrants -  The Company also issued the Note holders one stock purchase warrant with a maturity of 5 years and a $0.60 exercise price for each convertible share (5,625,000 warrants)and one stock purchase warrant with a maturity of 5 years and a $1.20 exercise price for each convertible share (5,625,000 warrants).

iv.
Full ratchet provision – The Notes contain a provision in which the conversion price will be reduced in any event the Company issues any security or debt instrument with a lower consideration per share in any future offering.

v.
$500,000 of the cash proceeds was restricted by the investors and must be utilized for investor relation purposes.  For purposes of cash flow presentation, the restriction was netted with the gross proceeds raised.  The entire $500,000 was released from restriction during the period.

The Brainy Brands Company, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
June 30, 2011 and 2010
Derivative Liabilities

In connection withASC 815, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,” the Company determined that the embedded conversion feature and the warrant issuances (ratchet down of exercise price based upon lower exercise price in future offerings) are not indexed to the Company’s own stock and, therefore, is an embedded derivative financial liability (the “Embedded Derivative”), which requires bifurcation and separate accounting.

The Company measured the fair value of the derivative liabilities using a binomial lattice valuation model.

The fair value of the derivative liabilities is summarized as follow:

Fair value at the issuance dates for conversion feature and warrants issued on the 2010 Convertible Promissory Notes and Warrant Offering	$918,885
Mark to market adjustments for the year ended December 31, 2010:	(13,184)
Derivative liabilities balance at December 31, 2010	$905,701
Fair value at the issuance dates for conversion feature and warrants issued on the 2011 Convertible Promissory Notes and Warrant Offering	14,086,355
Mark to market adjustments for the six months ended June 30, 2011:	1,899,119
Derivative liabilities balance at June 30, 2011	$16,891,175

The Company recorded the fair value of the derivative liabilities as a debt discount and is amortizing the discount over the life of the Notes on a straight-line basis.

The fair value of the derivative liabilities at issuance and at each mark to market assessment were based upon the following management assumptions:

Exercise price	$0.40 - $1.20
Expected dividends	0%
Expected volatility	62.5% - 99.7%
Expected term: conversion feature	2 years
Expected term: warrants	5 years
Suboptimal exercise factor Risk free interest rate	1.25 0.45% - 2.24%

(C)	Debt Issuance Costs

In connection with raising convertible debt during 2010 and 2011, the Company incurred legal fees in the amount of $91,290 and $32,500.  The Company is amortizing the issuance costs over the life of the debt.

During the six months ended June 30, 2011, the Company amortized $26,104 of the debt issuance costs.

Note 7 Fair Value

The Company has categorized its assets and liabilities recorded at fair value based upon the fair value hierarchy specified by generally accepted accounting principles.

The levels of fair value hierarchy are as follows:
●	Level 1 inputs utilize unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access;

●
Level 2 inputs utilize other-than-quoted prices that are observable, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs such as interest rates and yield curves that are observable at commonly quoted intervals; and

●	Level 3 inputs are unobservable and are typically based on our own assumptions, including situations where there is little, if any, market activity.

The Brainy Brands Company, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
June 30, 2011 and 2010

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

The following are the major categories of liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2011, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

June 30, 2011:
	Level 1: Quoted Prices in Active Markets for Identical Liabilities	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at June 30, 2011
Derivative Liabilities	$-	$16,891,175	$-	$16,891,175

December 31, 2010:
	Level 1: Quoted Prices in Active Markets for Identical Liabilities	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2010
Derivative Liabilities	$-	$905,701	$-	$905,701

The Brainy Brands Company, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
June 30, 2011 and 2010

Note 8 Shareholders’ Deficit

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

(B)	Common Stock

There were no stock issuances during the six months ended June 30, 2011 and 2010.

(C)	Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – December 31, 2010	14,032,444	$0.90
Exercisable – December 31, 2010	14,032,444	$0.90
Granted	11,250,000	$0.90
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – June 30, 2011	25,282,444	$0.90
Exercisable – June 30, 2011	25,282,444	$0.90

	Warrants Outstanding			Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.60 - $1.20	25,282,444	4.77 years	$0.90	14,032,044	$0.90

At June 30, 2011 and December 31, 2010, the total intrinsic value of warrants outstanding and exercisable was $7,827,558 and $0, respectively.

The Brainy Brands Company, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
June 30, 2011 and 2010

Note 9 Contingencies

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

During the six months ended June 30, 2011 and 2010, the Company accrued $16,500 in both periods relating to this agreement.

Note 10 Subsequent Events

During the period July 1, 2011 to August 22, 2011, warrant holders cash-less exercised warrants into 3,761,720 shares of the Company’s common stock.

On August 11, 2011, The Brainy Brands Company, Inc. (the “Company”) entered into a subscription agreement (the “Subscription Agreement”) with accredited investors (the “Investors”). Pursuant to the Subscription Agreement, on August 11, 2011, the Company issued and sold to the Investors, convertible promissory notes (the “Notes”) in the aggregate principal amount of $220,000 (the “Private Placement”). The Notes are secured by all of the assets of the Company. The Notes are convertible into common stock of the Company at an exercise price of $0.40 per share, subject to adjustment in the event of stock splits, stock dividends, or in the event of certain subsequent issuances by the Company of common stock or securities convertible into common stock at a lower price. The Notes will mature two years from the date of issuance and bear interest at the rate of 10% per annum due and payable semi-annually in arrears commencing September 30, 2011 and upon maturity. Pursuant to the Private Placement, the Company issued to the Investors warrants to purchase 30 shares of common stock (the “Warrants”) for each $4.00 principal amount of Notes, such that the Company issued an aggregate of 1,650,000 Warrants. The Warrants have a five-year term, may be exercised on a cashless basis, and have an exercise price of $0.60, subject to adjustment in the event of stock splits, stock dividends, or in the event of certain subsequent issuances of the Company of common stock or securities convertible into common stock at a lower price. The Notes may not be converted, and the Warrants may not be exercised, to the extent such conversion or exercise would cause the holder, together with its affiliates, to beneficially own a number of shares of common stock which would exceed 4.99% of the Company’s then outstanding shares of common stock following such conversion or exercise.

A second closing under the Subscription Agreement may occur (the “Second Closing”), subject to certain conditions including the consent of the Investors, within 45 days after the initial closing of the Private Placement, for additional principal amount of up to the balance of $2,400,000 in Notes.  If such Second Closing occurs, the Company will issue Notes and Warrants on the same terms and conditions as the Private Placement. A third closing under the Subscription Agreement may occur (the “Third Closing”), subject to certain conditions including the consent of the Investors, within 60 days after the Second Closing, for additional principal amount of up to the balance of $2,400,000 in Notes.  If such Third Closing occurs, the Company will issue Notes and Warrants on the same terms and conditions as the Private Placement.

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

Plan of Operation

Brainy Acquisitions, Inc., the operating subsidiary of The Brainy Brands Company Inc. (the "Company"), was formed on August 27, 2010 under the laws of the state of Georgia and is headquartered in Suwanee, Georgia. The Company, through its operating subsidiary, engages in the business of selling educational DVDs, books, games, and toys for babies, toddlers and pre-schoolers both domestically and internationally through retailers under licensing agreements, as well as directly to customers primarily via internet sales.

We sell over 200 education and entertainment products aimed at children ages 9 months to 5 years including DVD’s, CD’s, books, toys, games, puzzles, and flash cards.

With a global operation and sales through an international network of licensees in 60 countries, licensed broadcasting in 110 countries and, distribution channels in China, Asia and Europe, our goal is to become a market leader in preschool education and early childhood development products.

Results of Operation

Summary Statements of Operations for the Six Months Ended June 30, 2011 and 2010 (unaudited)
	Six months ended
	June 30, 2011	June 30, 2010
Revenue – net of discounts	$313,368	$219,037
Gross Profit	$208,606	$157,013
Operating Expenses	$3,303,559	$470,909
Other Expenses	$(14,954,483)	$(24,724)
Net Loss	$(18,049,436)	$(338,620)
Loss per Share – Basic and Diluted	$(0.55)	$(0.03)

For the six months ended June 30, 2011 and 2010, the Company reported a net loss of $(18,049,436), or $(0.55) per share and net loss of $(338,620) or $(0.03) per share, respectively. The change in net loss between the six months ended June 30, 2011 and 2010 was primarily attributable to following significant events:

●
During the year ended December 31, 2010 the Company’s management team was focused on a capital raise which included recapitalizing the Company with a public shell corporation.  Due to the limited number of management personnel, considerable time and effort was shifted from the selling process toward reverse merger and recapitalization process.  The transaction closed in November 2010.  As a result, the Company experienced limited sales during the six months ended June 30, 2010.

●
The increase in total revenues for the six months ended June 30, 2011 as compared to the comparable six months ended June 30, 2010 was a result of both an increase in product sales as well as an increase in licensing income.  The Company completed a capital raise during the fourth quarter of 2010.  The company reorganized the sales efforts, further developed and enhanced the product line, and has started to experience results from this effort.

●
Gross profit percentage for the six months ended June 30, 2011 as compared to the comparable six months ended June 30, 2010 decrease as a result of the Company selling old aged product in 2010 with a lower cost basis as compared to the new products sold in 2011.

●
Operating expenses increased considerably from $470,909 for the six months ended June 30, 2010 to $3,303,559 for the comparable six months ended June 30, 2011.  The increase is primarily attributable to the Company exhausting resources marketing the product line, increased costs associated with running a public company, and considerable expenses incurred developing an investor relations campaign.

●
Other income (expenses)  – net increased significantly, primarily due to the increase in interest expense associated with the convertible notes issued during November of 2010 and April and May 2011.  In addition, the Company incurred significant fair value expenses associated with the recognition of the derivative liabilities at the time the convertible notes were issued and mark to market adjustments of the embedded derivatives..  The other expenses were offset by legal settlement income.

Summary Statements of Operations for the Three Months Ended June 30, 2011 and 2010 (unaudited)
	Three months ended
	June 30, 2011	June 30, 2010
Revenue – net of discounts	$216,324	$101,586
Gross Profit	$143,697	$76,922
Operating Expenses	$1,876,496	$223,101
Other Expenses	$(14,836,988)	$(14,950)
Net Loss	$(16,569,787)	$(161,129)
Loss per Share – Basic and Diluted	$(0.51)	$(0.01)

For the three months ended June 30, 2011 and 2010, the Company reported a net loss of $(16,569,787), or $(0.51) per share and net loss of $(161,129) or $(0.01) per share, respectively. The change in net loss between the three months ended June 30, 2011 and 2010 was primarily attributable to following significant events:

●
During the year ended December 31, 2010 the Company’s management team was focused on a capital raise which included recapitalizing the Company with a public shell corporation.  Due to the limited number of management personnel, considerable time and effort was shifted from the selling process toward reverse merger and recapitalization process.  The transaction closed in November 2010.  As a result, the Company experienced limited sales during the three months ended June 30, 2010.

●
Upon completion of the recapitalization, the Company reorganized the sales efforts, further developed and enhanced the product line, and has started to experience results from this effort.   As a direct result of these efforts, the Company has experienced an increase in revenue during the three months ended June 30, 2011 as compared to the comparable three months ended June 30, 2010.

●
Operating expenses increased considerably from $223,101 for the three months ended June 30, 2010 to $1,876,496 for the comparable three months ended June 30, 2011.  The increase is primarily attributable to the Company exhausting resources marketing the product line, increased costs associated with running a public company, and considerable expenses incurred developing an investor relations campaign.

●
Other income (expenses)  – net increased significantly, primarily due to the increase in interest expense associated with the convertible notes issued during November of 2010 and April and May 2011 In addition, the Company incurred significant fair value expenses associated with the recognition of the derivative liabilities at the time the convertible notes were issued and mark to market adjustments of the embedded derivatives.

Liquidity and Capital Resources

Going Concern:  As shown in the accompanying financial statements, the Company incurred a net loss of $(18,049,436) during the six months ended June 30, 2011, and as of that date, the Company had a shareholders’ deficit of $18,531,557. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. Management of the Company plans to address this concern by doing the following:

●	Raising additional capital through convertible note offerings or other equity financing

●	Launch of new marketing and awareness campaign

The ability of the Company to continue as a going concern is dependent on its ability to do all or most of the above listed steps.

The following table summarizes total current assets, liabilities and working capital at June 30, 2011 compared to December 31, 2010.
	June 30, 2011	December 31, 2010	Increase/Decrease
	(unaudited)
Current Assets	$834,422	$2,044,501	$(1,210,079)
Current Liabilities	$981,436	$477,761	$(503,675)
Working Capital	$(147,014)	$1,566,740	$(1,713,754)

As June 30, 2011, we had a working capital deficit  of $147,014 as compared to working capital of $1,566,740 at December 31, 2010, a decrease of $(1,713,754). The decrease is primarily attributable to the Company exhausting significant capital in marketing and branding efforts as well as establishing an investor relations program.  The Company raised significant capital in November 2010, April 2011 and May 2011, but the proceeds have been exhausted in operating activities.

Net cash used in operating activities for the six months ended June 30, 2011 and 2010 was $(2,930,514) and $(358,730), respectively.

Net cash used for investing activities for the six months ended June 30, 2011 and 2010 was $(24,700) and $(-), respectively. The Company purchased trade booth equipment during the six months ended June 30, 2011.

Net cash provided by financing activities for the six months ended June 30, 2011 was $2,367,500  as compared to $358,807 for the six months ended June 30, 2010.

The Company continues to explore potential expansion opportunities in the industry in order to boost sales, while leveraging distribution systems to consolidate lower costs.  The Company needs to continue to raise money in order execute the business plan.

Financing

On April 18, 2011 and May 20, 2011, The Brainy Brands Company, Inc. entered into a subscription agreement (the “Subscription Agreement”) with accredited investors (the “Investors”). Pursuant to the Subscription Agreement, on April 18, 2011 and May 20, 2011, the Company issued and sold to the Investors, convertible promissory notes (the “Notes”) in the aggregate principal amount of $750,000 for each raise (the “Private Placement”). The Notes are secured by all of the assets of the Company. The Notes are convertible into common stock of the Company at an exercise price of $0.40 per share, subject to adjustment in the event of stock splits, stock dividends, or in the event of certain subsequent issuances by the Company of common stock or securities convertible into common stock at a lower price. The Notes will mature two years from the date of issuance and bear interest at the rate of 10% per annum due and payable semi-annually in arrears commencing September 30, 2011 and upon maturity. Pursuant to the Private Placement, the Company issued to the Investors 15 Class A Warrants and 15 Class B Warrants (collectively, the  “Warrants”) to purchase common stock for each $4.00 principal amount of Notes, such that the Company issued an aggregate of 2,812,500 Class A Warrants and 2,812,500 Class B Warrants. The Warrants have a five-year term, may be exercised on a cashless basis, and have an exercise price of $0.60 (with respect to the Class A Warrants) or $1.20 (with respect to the Class B Warrants), subject to adjustment in the event of stock splits, stock dividends, or in the event of certain subsequent issuances of the Company of common stock or securities convertible into common stock at a lower price. The Notes may not be converted, and the Warrants may not be exercised, to the extent such conversion or exercise would cause the holder, together with its affiliates, to beneficially own a number of shares of common stock which would exceed 4.99% of the Company’s then outstanding shares of common stock following such conversion or exercise.

On August 11, 2011, The Brainy Brands Company, Inc. (the “Company”) entered into a subscription agreement (the “Subscription Agreement”) with accredited investors (the “Investors”). Pursuant to the Subscription Agreement, on August 11, 2011, the Company issued and sold to the Investors, convertible promissory notes (the “Notes”) in the aggregate principal amount of $220,000 (the “Private Placement”). The Notes are secured by all of the assets of the Company. The Notes are convertible into common stock of the Company at an exercise price of $0.40 per share, subject to adjustment in the event of stock splits, stock dividends, or in the event of certain subsequent issuances by the Company of common stock or securities convertible into common stock at a lower price. The Notes will mature two years from the date of issuance and bear interest at the rate of 10% per annum due and payable semi-annually in arrears commencing September 30, 2011 and upon maturity. Pursuant to the Private Placement, the Company issued to the Investors warrants to purchase 30 shares of common stock (the “Warrants”) for each $4.00 principal amount of Notes, such that the Company issued an aggregate of 1,650,000 Warrants. The Warrants have a five-year term, may be exercised on a cashless basis, and have an exercise price of $0.60, subject to adjustment in the event of stock splits, stock dividends, or in the event of certain subsequent issuances of the Company of common stock or securities convertible into common stock at a lower price. The Notes may not be converted, and the Warrants may not be exercised, to the extent such conversion or exercise would cause the holder, together with its affiliates, to beneficially own a number of shares of common stock which would exceed 4.99% of the Company’s then outstanding shares of common stock following such conversion or exercise.

A second closing under the Subscription Agreement may occur (the “Second Closing”), subject to certain conditions including the consent of the Investors, within 45 days after the initial closing of the Private Placement, for additional principal amount of up to the balance of $2,400,000 in Notes.  If such Second Closing occurs, the Company will issue Notes and Warrants on the same terms and conditions as the Private Placement. A third closing under the Subscription Agreement may occur (the “Third Closing”), subject to certain conditions including the consent of the Investors, within 60 days after the Second Closing, for additional principal amount of up to the balance of $2,400,000 in Notes.  If such Third Closing occurs, the Company will issue Notes and Warrants on the same terms and conditions as the Private Placement.

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

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

Share-Based Compensation -  GAAP requires public companies to expense employee share-based payments (including options, warrants, restricted stock units and performance stock units) based on fair value.  We must use our judgment to determine key factors in determining the fair value of the share-based payment, such as volatility, forfeiture rates and the expected term in which the award will be outstanding.

Derivative Financial Instruments - Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses a binomial option-pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and PFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are not effective due to the material weaknesses in our internal controls identified in our Annual Report on Form 10-K for the year ended December 31, 2010.

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies, including:

(1) We will revise processes to provide for a greater role of independent board members in the oversight and review until such time that we are adequately capitalized to permit hiring additional personnel to address segregation of duties issues, ineffective controls over the revenue cycle and insufficient supervision and review by our corporate management.

(2) We will continue to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes.

We intend to consider the results of our remediation efforts and related testing as part of our year-end 2011 assessment of the effectiveness of our internal control over financial reporting.

Subsequent to December 31 2010, we have undertaken the following steps to address these deficiencies:

●  Continued the development and documentation of internal controls and procedures surrounding the financial reporting process, primarily through the use of account reconciliations, and supervision.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Brainy Brands Company, Inc.

Date: August 23, 2011	By:	/s/ John Benfield
John Benfield
Chief Executive Officer (principal executive officer, principal financial officer, and principal accounting officer)