Form 10-Q/A
period 2011-06-30
BRAINY BRANDS COMPANY, INC.
filed 2011-09-14
CIK 1478838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q /A
(Amendment No. 1)

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

1

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q (the "Form 10-Q") of The Brainy Brands Company, Inc. for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 23, 2011, is being filed to (i) make certain immaterial reclassifications and amendments to the Statements of Operations and Statements of Cash Flows, and (ii) furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to the Form 10-Q provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and, except as set forth above, does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

2

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

See accompanying notes to consolidated financial statements

THE BRAINY BRANDS COMPANY, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Revenues
Product sales, net of discounts	$168,883	$78,326	$232,357	$154,019
Licensing income	47,441	23,260	81,011	65,018
Total Revenues	216,324	101,586	313,368	219,037

Cost of Sales	72,627	24,664	104,762	62,024

Gross Profit	143,697	76,922	208,606	157,013

Operating Expenses
Selling, general and administrative expenses	1,870,002	202,906	3,265,348	430,520
Depreciation and amortization	6,494	20,195	38,211	40,389
Total Operating Expenses	1,876,496	223,101	3,303,559	470,909

Loss from Operations	(1,732,799)	(146,179)	(3,094,953)	(313,896)

Other Income (Expense)
Legal settlement income	17	-	60,017	-
Change in fair market value of derivative liabilities	(1,906,504)	-	(1,899,119)	-
Derivative expense	(12,586,255)	-	(12,586,255)	-
Interest income	4	602	311	1,704
Interest expense	(344,250)	(15,552)	(529,437)	(26,428)

Total Other Income (Expense)	(14,836,988)	(14,950)	(14,954,483)	(24,724)

Net Loss	$(16,569,787)	$(161,129)	$(18,049,436)	$(338,620)

Net Loss per Common Share - Basic and Diluted	$(0.51)	$(0.01)	$(0.55)	$(0.03)

Weighted Average Number of Common Shares Outstanding Basic - Diluted	32,699,986	11,224,995	32,699,986	11,224,995

See accompanying notes to consolidated financial statements

THE BRAINY BRANDS COMPANY, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	June 30, 2011	June 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,049,436)	$(338,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,211	40,389
Amortization of debt issuance costs	26,103	-
Amortization of debt discount	344,956	-
Change in fair market value derivative liabilities	1,899,119	-
Derivative expense	12,586,255	-
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(37,722)	(14,489)
Inventory	(131,897)	(9,818)
Prepaid expenses and other	(108,016)	(8,473)
Increase (Decrease) in:
Accounts payable and accrued expenses	553,789	(117,645)
Deferred revenue	(42,691)	89,926
Other current liabilities	(9,185)	-
Net Cash Used in Operating Activities	(2,930,514)	(358,730)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(24,700)	-
Net Cash Used in Investing Activities	(24,700)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from convertible notes	1,467,500	-
Payments on lines of credit	-	(40,869)
Proceeds from notes payable	-	275,222
Proceeds from the release of cash restriction	900,000
Payments received on amounts due from officer	-	124,454
Net Cash Provided By Financing Activities	2,367,500	358,807

Net Increase (Decrease) in Cash	(587,714)	77

Cash - Beginning of Period	921,711	276

Cash - End of Period	$333,997	$353

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income Taxes	$-	$-
Interest	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Debt discount on convertible notes	$1,500,000	$-

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

Note  10 Related Party Transactions

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

Note 11 Subsequent Events

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

PART II - OTHER INFORMATION

Item 6. Exhibits.

No.	Description
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101.INS **	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document .

**Filed with this report in accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Brainy Brands Company, Inc.

Date: September 14, 2011	By:	/s/ John Benfield
John Benfield
Chief Executive Officer (principal executive officer, principal financial officer, and principal accounting officer)

4