Form 10-Q
period 2011-09-30
BRAINY BRANDS COMPANY, INC.
filed 2011-11-21
CIK 1478838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
                                                                                                                                                                              Yes  ☒   No ☐

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

Yes  ☐ No ☒

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, 39,461,706 shares of common stock are issued and outstanding as of November 20, 2011.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Statements in this quarterly report may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed from time to time in this report and in other documents which we file with the Securities and Exchange Commission, including the risks described under “Risk Factors,” in our annual report for the year ended December 31, 2010, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the filing of this quarterly report, except as may be required under applicable securities laws.

Item 1. Financial Statements

THE BRAINY BRANDS COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

The Brainy Brands Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements - unaudited
September, 2011 and 2010

Page(s)
Consolidated Balance Sheets as September 30, 2011
and December 31, 2010	F-3

Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2011 and 2010	F-4

Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2011 and 2010	F-5

Notes to Consolidated Financial Statements	F-6- F-15

THE BRAINY BRANDS COMPANY, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	(unaudited)
Assets

Assets:
Cash	$255,832	$921,711
Restricted cash	-	900,000
Accounts receivable, net of allowance for doubtful accounts of $227 and $1,547, respectively	122,601	83,706
Inventory, net	417,922	52,184
Prepaid expenses and other	29,601	86,900
Total Current Assets	825,956	2,044,501

Debt issuance costs, net	108,930	87,486
Property and equipment, net	97,171	90,503
Intangible assets, net	574,209	613,029

Total Assets	$1,606,266	$2,835,519

Liabilities and Shareholders' Deficit

Liabilities:
Accounts payable	$292,408	$196,995
Accrued expenses	682,774	74,779
Deferred revenue	89,676	156,378
Convertible notes payable - net - in default	2,612,625	-
Other current liabilities	36,959	49,609
Derivative liabilites	3,974,549	-
Total Current Liabilities	7,688,991	477,761

Convertible notes payable - net	56,226	1,934,178
Derivative liabilities	10,795,418	905,701
Total Long-Term Liabilities	10,851,644	2,839,879

Total Liabilities	18,540,635	3,317,640

Shareholders' Deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.0001 par value, 160,000,000 shares authorized, 39,461,700 and 32,699,986
shares issued and outstanding	3,946	3,270
Additional paid-in capital	4,181,621	582,017
Accumulated deficit	(21,119,936)	(1,067,408)
Total Shareholders' Deficit	(16,934,369)	(482,121)

Total Liabilities and Shareholders' Deficit	$1,606,266	$2,835,519

See accompanying Notes to Consolidated Financial Statements

THE BRAINY BRANDS COMPANY, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
				As Restated
Revenues
Product sales, net of discounts	$139,619	$72,636	$371,976	$226,655
Licensing income	77,616	49,622	158,627	114,640
Total Revenues	217,235	122,258	530,603	341,295

Cost of Sales	77,594	32,815	182,356	111,339

Gross Profit	139,641	89,443	348,247	229,956

Operating Expenses
Selling, general and administrative expenses	640,250	394,157	3,905,598	824,677
Depreciation and amortization	20,503	20,194	58,714	60,583
Total Operating Expenses	660,753	414,351	3,964,312	885,260

Loss from Operations	(521,112)	(324,908)	(3,616,065)	(655,304)

Other Income (Expense)
Gain on settlement of debt	-	2,435,463	-	2,435,463
Legal settlement income	-	-	60,017	-
Derivative expense	(952,818)	-	(13,539,073)
Change in fair market value of derivative liability	98,646	-	(1,800,473)	-
Interest income	3	(438)	314	1,266
Interest expense	(627,811)	(66,383)	(1,157,248)	(92,811)

Total Other Income (Expense)	(1,481,980)	2,368,642	(16,436,463)	2,343,918

Net Income (Loss)	$(2,003,092)	$2,043,734	$(20,052,528)	$1,688,614

Net Income (Loss) per Common Share - Basic and Diluted	$(0.06)	$0.18	$(0.59)	$0.15

Weighted Average Number of Common Shares Outstanding	35,782,650	11,239,261	33,738,833	11,229,803

See accompanying Notes to Consolidated Financial Statements

THE BRAINY BRANDS COMPANY, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	September 30, 2011	September 30, 2010
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income loss	$(20,052,528)	$1,688,614
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	58,714	60,583
Amortization of debt issuance costs	43,056	-
Amortization of debt discount	734,673	-
Change in fair market value derivative liability	1,800,473	-
Derivative expense	13,539,073	-
Extinguishment of debt		(2,435,463)
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(38,895)	(17,451)
Inventory	(365,738)	(34,379)
Prepaid expenses and other	57,299	(24,524)
Increase (Decrease) in:
Accounts payable and accrued expenses	928,408	473,261
Deferred revenue	(66,702)	98,427
Other current liabilities	(12,650)	-
Net Cash Used in Operating Activities	(3,374,817)	(190,932)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of long-term assets	(26,562)	-
Net Cash Used in Investing Activities	(26,562)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from convertible notes	1,835,500	300,000
Proceeds from the release of cash restriction	900,000
Repayment of related party receivable	-	58,721
Net Cash Provided By Financing Activities	2,735,500	358,721

Net Increase (Decrease) in Cash	(665,879)	167,789

Cash - Beginning of Period	921,711	276

Cash - End of Period	$255,832	$168,065

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income Taxes	$-	$-
Interest	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Debt discount on convertible notes	$1,900,000	$-
Reclassification of derivative liability to paid in capital when derivative ceases to exist	$3,375,280	$-
Conversion of stock for related party accrual	$225,000	$-
Conversion of warrants to common stock on a cashless basis	$376	$-

See accompanying Notes to Consolidated Financial Statements

The Brainy Brands Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements - unaudited
September 30, 2011 and 2010

Note 1 Nature of Operations and Basis of Presentation

The Brainy Brands Company, Inc. ( “Holdings” or "Company"), (formerly known as Enter Corp.) is a Delaware corporation incorporated in 2007.  On November 24, 2010, Holdings acquired Brainy Acquisitions, Inc. ( “Acquisitions”), a Delaware corporation incorporated in 2010.  Acquisitions was formed on August 27, 2010 under the laws of the state of Georgia and is headquartered in Suwanee, Georgia.  On September 23, 2010, Acquisitions entered into an Agreement for the Purchase and Sale of Assets of The Brainy Baby Company, LLC (“LLC”) with Asset Recovery Associates, LLC (“ARA”) as assignee for the benefit of creditors of LLC.

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

Acquisitions purchased the assets previously assigned by LLC to ARA.  The purchase price was $82,500, which was paid in cash at closing.  Acquisitions did not assume any debt, accounts payable, contracts, agreements, commitments, or other obligations or liabilities of LLC except for certain equipment lease obligations and a license agreement.

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

The Brainy Brands Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements - unaudited
September 30, 2011 and 2010

This transaction was accounted for as a reverse merger and recapitalization of LLC, deemed the accounting acquirer.  Management determined that this was not an acquisition by Acquisitions, for accounting purposes, despite the cash consideration provided.  Acquisitions (deemed the legal acquirer) did not have any operations prior to this transaction and the majority-voting control was ultimately transferred to the members of LLC.  The transaction also required a recapitalization of the LLC. All equity accounts have been retrospectively recasted to depict share issuances.  The historical financial statements of Acquisitions are those of LLC until September 23, 2010, the date of the transaction, and of the consolidated entities subsequent to that date.  During the year ended December 31, 2010, the Company recorded a gain on extinguishment of debt in the amount of $2,435,463 for all liabilities, including notes payable, accounts payable and accruals, that were not transferred from LLC as part of the ARA transaction.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the years ended December 31, 2010 and 2009.  The interim results for the period ended September 30, 2011 are not necessarily indicative of results for the full fiscal year.

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at September 30, 2011 and December 31, 2010, respectively.

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
September 30, 2011 and 2010

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

	September 30, 2011	December 31, 2010
Finished goods	$487,914	$148,866
Less reserve for obsolescence and slow moving inventory	(69,992)	(96,682)
	$417,922	$52,184

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

The Brainy Brands Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements - unaudited
September 30, 2011 and 2010

Once determined, the derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the binomial option-pricing model. At September 30, 2011 and December 31, 2010, respectively, the Company had derivative liabilities in the amounts of $14,769,967 and $905,701.

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

The Company performs an annual impairment analysis based on the Company's expected future undiscounted cash flows generated by the masters.  No impairment was recorded at September 30, 2011 and 2010.

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

The Brainy Brands Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements - unaudited
September 30, 2011 and 2010

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred as follows:

Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
$193,903	$16,065	$2,073,606	$47,357

Share-based payments

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded in general and administrative expense in the consolidated statements of operations, depending on the nature of the services provided.

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

The Company had the following common stock equivalents at September 30, 2011:

2010 Convertible notes – face amount of $2,806,489, conversion price of $0.20	14,032,445
2011 Convertible notes – face amount of $1,900,000, conversion price of $0.20	9,500,000
Common stock warrants, exercise price of $0.20	54,187,502
Total common stock equivalents	77,719,947

The Company had no  common stock equivalents at September 30, 2010.

In connection with the reverse acquisition and recapitalization, all share and per share amounts have been retroactively restated.

Reclassification

Certain items in the 2010 consolidated financial statements presentation have been reclassified to conform to the 2011 presentation.  Such reclassifications have no effect on previously reported net income (loss)

Note 3 Going Concern and Liquidity

As reflected in the accompanying  unaudited consolidated financial statements, the Company incurred a loss of $20,052,528 and net cash used in operations of $3,374,817 for the nine months ended September 30, 2011; and a shareholders’ deficit of $16,934,369 at September 30, 2011.

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

The Brainy Brands Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements - unaudited
September 30, 2011 and 2010

The Company believes that the utilization of new marketing initiatives, which include signing up new distributors and a national broker network, and production and distribution of a direct to consumer marketing plan will allow for increased awareness resulting in additional sales that will provide future positive cash flows, however, sales to date have been nominal.

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

Note 4 Property and Equipment

Property and equipment consisted of the following:

	September 30, 2011	December 31, 2010
Leasehold improvements	$103,195	$103,195
Furniture and equipment	280,424	253,862
Vehicle	5,700	5,700
	289,319	362,756
Less accumulated depreciation	(292,148)	(272,254)
Property and equipment, net	$97,171	$90,503

Depreciation expense for the nine months ended  September 30, 2011 and 2010 totaled $19,894 and $13,692, respectively.

Note 5 Intangible Assets

Intangible assets were comprised of the following at September 30, 2011:

	Estimated life	Gross Amount	Accumulated Amortization	Net
Masters	10 years	$575,209	$451,565	$123,643
Trademarks	Indefinite	450,566	-	450,566
		$1,025,775	$451,565	$574,209

Intangible assets were comprised of the following at December 31, 2010:

	Estimated life	Gross Amount	Accumulated Amortization	Net
Masters	10 years	$575,209	$412,746	$162,463
Trademarks	Indefinite	450,566	-	450,566
		$1,025,775	$412,746	$613,029

Amortization expense related to the masters totaled $38,820 and $26,697 for the nine months ended September 30, 2011 and 2010, respectively.

The Brainy Brands Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements - unaudited
September 30, 2011 and 2010

Note 6 Debt

A)	2010 Convertible Promissory Notes and Warrants

Terms of Notes

On November 24, 2010, the Company completed a secured convertible notes and warrants offering (“Notes”).  The Notes are secured by all assets of the Company and mature on November 24, 2012.  The Notes bear interest at a rate of 10% per annum and are payable semi-annually in arrears commencing March 31, 2011 and upon maturity (as of September 30, 2011, no interest had been paid).  The principal of the Notes was $2,806,489 and the gross proceeds raised were $2,806,489. The Company paid $91,290 in debt issuance costs. The Notes contained the following features:

i.	Conversion price at issuance: $0.40 per share of common stock, subsequently ratcheted to $0.20 per share of common stock on July 19, 2011.
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

vi.	The Company ratcheted the warrants to $0.40 per warrant, on July 19, 2011, resulting in an issuance of an additional 17,540,558 warrants.
vii.	In addition, the Company further reset these warrants to $0.20 per share of common stock; the warrant holders waived the additional warrant provision.
viii.	These notes are currently in default and are classified as due on demand. The Company failed to make the semi-annual interest payment. The Company is accruing 15% default interest.

(B)	2011 Convertible Promissory Notes and Warrants (April/May 2011)

On April 18, 2011 and May 20, 2011,  the Company completed a secured convertible notes and warrants offering (“2011 Notes”).  The 2011 Notes are secured by all assets of the Company and mature on April 18, 2013 and May 20, 2013.  The Notes bear interest at a rate of 10% per annum. The principal of the 2011 Notes was $1,500,000 ($750,000 was sold and issued on April 18, 2010 and $750,000 was sold and issued on May 20, 2011). The Company paid $32,500 in debt issuance costs. The 2011 Notes contained the following features:

i.	Conversion price at issuance: $0.40 per share of common stock, subsequently ratcheted to $0.20 per share of common stock on July 19, 2011.
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

iii.
Warrants -  The Company also issued the 2011 Note holders one stock purchase warrant with a maturity of 5 years and a $0.60 exercise price for each convertible share (5,625,000 warrants) and one stock purchase warrant with a maturity of 5 years and a $1.20 exercise price for each convertible share (5,625,000 warrants).

iv.
Full ratchet provision – The 2011 Notes contain a provision in which the conversion price will be reduced in any event the Company issues any security or debt instrument with a lower consideration per share in any future offering.

v.
$500,000 of the cash proceeds was restricted by the investors and must be utilized for investor relation purposes.  For purposes of cash flow presentation, the restriction was netted with the gross proceeds raised.  The entire $500,000 was released from restriction during the period.

vi.	The Company ratcheted the warrants to $0.40 per warrant, resulting in an issuance of an additional 14,062,500 warrants.
vii.	In addition, the Company further reset these warrants to, on July 19, 2011, $0.20 per share of common stock, the warrant holders waived the additional warrant provision.
viii.	Due to a cross default provision with the 2010Notes, $1,225,000 of the 2011 notes are currently in default and are classified as due on demand. The Company is accruing 15% default interest.

The Brainy Brands Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements - unaudited
September 30, 2011 and 2010

(C)	2011 Convertible Promissory Notes and Warrants (August/September 2011)

On August 12, 2011 and September 23, 2011,  the Company completed a secured convertible notes and warrants offerings.  The third quarter 2011 Notes are secured by all assets of the Company and mature on August 11, 2013 and September 23, 2013.  The third quarter 2011 Notes bear interest at a rate of 10% per annum. The principal of the Notes was $400,000 ($220,000 was sold and issued on August 12, 2011 and $180,000 was sold and issued on September 23, 2011). The Company paid $32,500 in debt issuance costs. The Notes contained the following features:

viii.
Conversion price at issuance:  With respect to the notes issued in August--$0.40 per share of common stock, subsequently ratcheted to $0.20 per share of common stock.  With respect to the notes issued in September, the conversion price at issuance was $0.20.

ix.
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

x.
Warrants -  The Company also issued the third quarter 2011 Note holders one stock purchase warrant with a maturity of 5 years and, with (i) respect to the warrants issued in August, a $0.40 exercise price, and with respect to the warrants issued in August, a $0.20 exercise price (3,000,000 total for August and September) Full ratchet provision – The warrants contain a provision in which the exercise price will be reduced in any event the Company issues any security or debt instrument with a lower consideration per share in any future offering.

xi.	Subsequent to the issuance, the Company reset the warrants issued in August to $0.20 per share of common stock, the warrant holders waived the additional warrant provision.
xii.	Due to a cross default provision with the 2010 Notes, $390,000 of the 2011 notes are currently in default and are classified as due on demand. The Company is accruing 15% default interest.

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

The Company measured the fair value of the derivative liabilities using a binomial lattice valuation model.

The fair value of the derivative liabilities is summarized as follows:

Fair value at the issuance dates for conversion feature and warrants issued on the 2010 Convertible Promissory Notes and Warrant Offering	$918,885
Mark to market adjustments for the year ended December 31, 2010:	(13,184)
Derivative liabilities balance at December 31, 2010	$905,701
Fair value at the issuance dates for conversion feature and warrants issued on the 2011 Convertible Promissory Notes and Warrant Offerings	15,439,073
Additional warrants issued as a result of repricing	18,479,277
Change in value of warrants as a result of repricing	(3,935,836)
Reclassification of derivative to paid in capital when derivative ceases to exist (warrant conversion)	(3,375,280)
Mark to market adjustments for the nine months ended September 30, 2011	(12,742,968)
Derivative liabilities balance at September 30, 2011	$14,769,967

The Company recorded the fair value of the derivative liabilities as a debt discount and is amortizing the discount over the life of the Notes on a straight-line basis.

The fair value of the derivative liabilities at issuance and at each mark to market assessment were based upon the following management assumptions:

Exercise price	$0.20 - $1.20
Expected dividends	0%
Expected volatility	62.5% - 99.7%
Expected term: conversion feature	2 years
Expected term: warrants	5 years
Suboptimal exercise factor	1.25
Risk free interest rate	0.20% - 2.24%

(D)	Debt Issuance Costs

In connection with raising convertible debt during 2010 and 2011, the Company incurred legal fees in the amount of $91,290 and $64,500 .  The Company is expensing the issuance costs over the life of the debt.

During the nine months ended September 30, 2011, the Company amortized $43,056 of the debt issuance costs.

The Brainy Brands Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements - unaudited
September 30, 2011 and 2010

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

The following are the major categories of liabilities measured at fair value on a recurring basis during the nine months ended September 30, 2011, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

September 30, 2011:
	Level 1: Quoted Prices in Active Markets for Identical Liabilities	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at September 30, 2011
Derivative Liabilities	$-	$14,769,967	$-	$14,769,967

December 31, 2010:

	Level 1: Quoted Prices in Active Markets for Identical Liabilities	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2010
Derivative Liabilities	$-	$905,701	$-	$905,701

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

On July 19, 2011, a warrant holder converted 5,698,000 stock purchase warrants on a cashless basis into 3,761,714 shares of the Company’s common stock.

On September 27, 2011, an officer of the Company was awarded 3,000,000 shares of the Company’s common stock in accordance with an employment agreement.  The Company had recorded an accrual for compensation expense in the amount $225,000 during the nine months ended September 30, 2011.

The Brainy Brands Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements - unaudited
September 30, 2011 and 2010

(C)	Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – December 31, 2010	14,032,444	$0.20
Exercisable – December 31, 2010	14,032,444	$0.20
Granted	45,853,055	$0.20
Exercised	(5,698,000)	$0.40
Forfeited/Cancelled	-	$-
Outstanding – September 30, 2011	54,187,499	$0.20
Exercisable – September 30, 2011	54,187,499	$0.20

Warrants Outstanding			Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.20	54,187,499	4.88 years	$0.20	54,187,499	$0.20

At September 30, 2011 and December 31, 2010, the total intrinsic value of warrants outstanding and exercisable was $1,625,625 and $0.

Note 9 Commitments and Contingencies

Litigation, Claims and Assessments

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. The Company is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results.

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

During the nine months ended September 30, 2011 and 2010, the Company accrued $24,750 and $24,750 relating to this agreement.

Note 11 Restatement

During April 2011, the Company discovered material errors associated with the financial statements issued for the nine months ended September 30, 2010.

The Company identified a material Lease License Agreement between the Company and an entity controlled by an officer of the Company.  The Lease License Agreement provided for license payment of $0.50 per unit sold subject to a minimum monthly licensing fee of $2,750.  The Company did not record the minimum monthly accrual.

The Company adjusted previously issued financial statements to reflect the following in connection with the restatement:

Consolidated Balance Sheet as of September 30, 2010:	As Restated	Adjustment	As Previously Reported

Total Assets	$1,137,884	$-	$1,137,884

Current Liabilities	$680.868	$642	$680,226
Total Shareholders’ Equity	$457,016	$(642)	$457,658
Total Liabilities and Shareholders’ Equity	$1,137,884	$-	$1,137,884

Consolidated Statement of Operations for the Nine Months Ended September 30, 2010:

Total Revenues	$341,295	$-	$341,295
Cost of Sales	$(111,339)	$(24,750)	$(86,589)
Gross Profit	$229,956	$(24,750)	$254,706
Total Operating Expenses	$(885,260)	$-	$(885,260)
Total Other Income (Expenses)	$2,343,918	$158,125	$2,185,793
Net Loss	$(1,688,614)	$133,375	$(1,555,239)

The Company recorded an opening balance adjustment to accumulated deficit in the amount of $133,375 as of December 31, 2009.  The restatement had no effect on earnings per share or cash.

Note 12 Subsequent Events

On November 15, 2011, The Company entered into a note and warrant amendment with the parties identified on the signature pages thereto (the “Note and Warrant Amendment”). Pursuant to the Note and Warrant Amendment, the conversion price of all of the Company’s outstanding convertible promissory notes was reduced from $0.20 to $0.08, and the exercise price of all of the Company’s outstanding warrants was reduced from $0.20 to $0.08 (the “Conversion and Exercise Price Reduction”).

On November 15, 2011, the Company entered into a fourth consent and waiver agreement (the “Waiver Agreement”) with the parties (the “Investors”) identified on the signature pages thereto. Pursuant to the Waiver Agreement:

•
The Investors waived the requirement, under the third consent and waiver agreement, dated September 23, 2011, among the Company and the parties identified on the signature pages thereto, that the Company increase its authorized shares of common stock to 500,000,000 shares by December 1, 2011.

•	The Company agreed to use its best efforts to effect a 10-to-1 reverse split of its common stock by April 1, 2012.

•
The Investors waived the application of the last sentence of Section 3.3 of each of the warrants issued pursuant to the subscription agreements entered into by the Company in November 2010 and April 2011, with respect to (i) the Conversion and Exercise Price Reduction, and (ii) any future action taken by the Company, such that, as of the date of the Waiver Agreement, the last sentence of such warrants will be deemed to have been removed, and there will be no further adjustment of the number of shares of common stock underlying such warrants that may be purchased upon full exercise of each of such warrants, as a result of (a) the Conversion and Exercise Price Reduction, or (b) any future action by the Company.

•
The Investors waived the Company’s obligation to comply with Schedule 9(e) to the subscription agreement entered into by the Company in August 2011, such that the Company’s use of proceeds from the sale of securities under such subscription agreement will be in the Company’s sole discretion.

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed in these forward-looking statements, including the risks and uncertainties described below and other factors we describe from time to time in our periodic filings with the U.S. Securities and Exchange Commission (the “SEC”). We therefore caution you not to rely unduly on any forward-looking statements. The forward-looking statements in this report speak only as of the date of this report, and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by applicable securities law.

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

Results of Operations

Summary Statements of Operations for the Nine Months Ended September 30, 2011 and 2010 (unaudited)

	Nine months ended
	September 30, 2011	September 30, 2010
Revenue – net of discounts	$530,603	$341,295
Gross Profit	$348,247	$229,956
Operating Expenses	$3,964,312	$885,260
Other Income (Expenses)	$(16,436,463)	$(2,343,918)
Net Income (Loss)	$(20,052,528)	$1,688,614
Income (Loss) per Share – Basic and Diluted	$(0.59)	$0.15

For the nine months ended September 30, 2011 and 2010, the Company reported a net loss of $(20,052,528), or $(0.59) per share and net income of $1,688,614 or $0.15 per share, respectively. The change in net (income) loss between the nine months ended September 30, 2011 and 2010 was primarily attributable to following significant events:

●
During the year ended December 31, 2010 the Company’s management team was focused on a capital raise which included recapitalizing the Company with a public shell corporation.  Due to the limited number of management personnel, considerable time and effort was shifted from the selling process toward the reverse merger and recapitalization process.  The transaction closed in November 2010.  As a result, the Company experienced limited sales during the nine months ended September 30, 2010.

●
The increase in total revenues for the nine months ended September 30, 2011 as compared to the comparable nine months ended September 30, 2010 was a result of both an increase in product sales as well as an increase in licensing income.  The Company completed a capital raise during the fourth quarter of 2010.  The company reorganized the sales efforts, further developed and enhanced the product line, and has started to experience results from this effort.

●
Gross profit percentage for the nine months ended September 30, 2011 as compared to the comparable nine months ended September 30, 2010 decreased as a result of the Company selling old aged product in 2010 with a lower cost basis as compared to the new products sold in 2011.

●
Operating expenses increased considerably from $885,260 for the nine months ended September 30, 2010 to $3,964,312 for the comparable nine months ended September 30, 2011.  The increase is primarily attributable to the Company exhausting resources marketing the product line, increased costs associated with running a public company, and considerable expenses incurred developing an investor relations campaign.

●
Other income (expenses)  – net increased significantly, primarily due to the increase in interest expense associated with the convertible notes issued during November of 2010 and April and May and August and September 2011.  In addition, the Company incurred significant fair value expenses associated with the recognition of the derivative liabilities at the time the convertible notes were issued and mark to market adjustments of the embedded derivatives.  The other expenses were offset by legal settlement income.

●
In addition, during the nine months ended September 30, 2010, the Company recorded a gain on settlement of debt in the amount of $2,435,463 as a result of the Assignment for Benefit of Creditor transaction.

Summary Statements of Operations for the Three Months Ended September 30, 2011 and 2010 (unaudited)
	Three months ended
	September 30, 2011	September 30, 2010
Revenue – net of discounts	$217,235	$122,258
Gross Profit	$139,641	$89,4443
Operating Expenses	$660,753	$414,351
Other Income (Expenses)	$(1,481,980)	$2,368,642
Net Income (Loss)	$(2,003,092)	$2,043,734
Income (Loss) per Share – Basic and Diluted	$(0.06)	$0.18

For the three months ended September 30, 2011 and 2010, the Company reported a net loss of $(2,003,092), or $(0.06) per share and net income of $2,043,734 or $0.18 per share, respectively. The change in net loss between the three months ended September 30, 2011 and 2010 was primarily attributable to following significant events:

●
During the year ended December 31, 2010 the Company’s management team was focused on a capital raise which included recapitalizing the Company with a public shell corporation.  Due to the limited number of management personnel, considerable time and effort was shifted from the selling process toward the reverse merger and recapitalization process.  The transaction closed in November 2010.  As a result, the Company experienced limited sales during the three months ended September 30, 2010.

●
Upon completion of the recapitalization, the Company reorganized the sales efforts, further developed and enhanced the product line, and has started to experience results from this effort.   As a direct result of these efforts, the Company has experienced an increase in revenue during the three months ended September 30, 2011 as compared to the comparable three months ended September 30, 2010.

●
Operating expenses increased considerably from $414,351 for the three months ended September 30, 2010 to $660,753 for the comparable three months ended September 30, 2011.  The increase is primarily attributable to the Company exhausting resources marketing the product line, increased costs associated with running a public company, and considerable expenses incurred developing an investor relations campaign.

●
Other income (expenses)  – net increased significantly, primarily due to the increase in interest expense associated with the convertible notes issued during November of 2010 and April and May, August and September 2011. In addition, the Company incurred significant fair value expenses associated with the recognition of the derivative liabilities at the time the convertible notes were issued and mark to market adjustments of the embedded derivatives.

●
In addition, during the three months ended September 30, 2010, the Company recorded a gain on settlement of debt in the amount of $2,435,463 as a result of the Assignment for Benefit of Creditor transaction.

Liquidity and Capital Resources

Going Concern:  As shown in the accompanying consolidated  financial statements, the Company incurred a net loss of $(20,052,528) during the nine months ended September 30, 2011, and as of that date, the Company had a shareholders’ deficit of $16,934,369. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. Management of the Company plans to address this concern by doing the following:

●	Raising additional capital through convertible note offerings or other equity financing

●	Launch of new marketing and awareness campaign

The ability of the Company to continue as a going concern is dependent on its ability to do both of the above listed steps.  As of November 20, 2011, the Company only has available cash to operate for one additional month.  The Company needs to raise additional capital through additional convertible note or equity financings or the Company will not be able to continue as a going concern.

The following table summarizes total current assets, liabilities and working capital at September 30, 2011 compared to December 31, 2010.
	September 30, 2011	December 31, 2010	Increase/Decrease
	(unaudited)
Current Assets	$825,956	$2,044,501	$(1,218,545)
Current Liabilities	$7,688,991	$477,761	$(7,211,230)
Working Capital (Deficit)	$(6,863,035)	$1,566,740	$(8,429,775)

As of September 30, 2011, we had a working capital deficit  of $6,863,035 as compared to working capital of $1,566,740 at December 31, 2010, a decrease of $(8,429,775). The decrease is primarily attributable to the Company exhausting significant capital in marketing and branding efforts as well as establishing an investor relations program.  It is also attributable to the current portion and derivative liability associated with the financings being classified as current due to default and cross default situations.  The Company raised significant capital in November 2010, April and May 2011, August and September 2011, but the proceeds have been exhausted in operating activities.

Net cash used in operating activities for the nine months ended September 30, 2011 and 2010 was $(3,374,817) and $(190,932), respectively.

Net cash used for investing activities for the nine months ended September 30, 2011 and 2010 was $(26,562) and $(-), respectively. The Company purchased trade booth equipment during the nine months ended September 30, 2011.

Net cash provided by financing activities for the nine months ended September 30, 2011 was $2,735,500  as compared to $358,721 for the nine months ended September 30, 2010.

The Company continues to explore potential expansion opportunities in the industry in order to boost sales, while leveraging distribution systems to consolidate lower costs.  The Company needs to continue to raise money in order execute the business plan.

Financing

On April 18, 2011 and May 20, 2011, theCompany, entered into a subscription agreement (the “Subscription Agreement”) with accredited investors (the “Investors”). Pursuant to the Subscription Agreement, on April 18, 2011 and May 20, 2011, the Company issued and sold to the Investors, convertible promissory notes (the “Notes”) in the aggregate principal amount of $750,000 for each raise (the “Private Placement”). The Notes are secured by all of the assets of the Company. The Notes are convertible into common stock of the Company at an exercise price of $0.40 per share, subject to adjustment in the event of stock splits, stock dividends, or in the event of certain subsequent issuances by the Company of common stock or securities convertible into common stock at a lower price. The Notes will mature two years from the date of issuance and bear interest at the rate of 10% per annum due and payable semi-annually in arrears commencing September 30, 2011 and upon maturity. Pursuant to the Private Placement, the Company issued to the Investors 15 Class A Warrants and 15 Class B Warrants (collectively, the  “Warrants”) to purchase common stock for each $4.00 principal amount of Notes, such that the Company issued an aggregate of 2,812,500 Class A Warrants and 2,812,500 Class B Warrants. The Warrants have a five-year term, may be exercised on a cashless basis, and have an exercise price of $0.60 (with respect to the Class A Warrants) or $1.20 (with respect to the Class B Warrants), subject to adjustment in the event of stock splits, stock dividends, or in the event of certain subsequent issuances of the Company of common stock or securities convertible into common stock at a lower price. The Notes may not be converted, and the Warrants may not be exercised, to the extent such conversion or exercise would cause the holder, together with its affiliates, to beneficially own a number of shares of common stock which would exceed 4.99% of the Company’s then outstanding shares of common stock following such conversion or exercise.

On August 11, 2011, the Company entered into a subscription agreement (the “Subscription Agreement”) with accredited investors (the “Investors”). Pursuant to the Subscription Agreement, on August 11, 2011, the Company issued and sold to the Investors, convertible promissory notes (the “Notes”) in the aggregate principal amount of $220,000 (the “Private Placement”). The Notes are secured by all of the assets of the Company. The Notes are convertible into common stock of the Company at an exercise price of $0.40 per share, subject to adjustment in the event of stock splits, stock dividends, or in the event of certain subsequent issuances by the Company of common stock or securities convertible into common stock at a lower price. The Notes will mature two years from the date of issuance and bear interest at the rate of 10% per annum due and payable semi-annually in arrears commencing September 30, 2011 and upon maturity. Pursuant to the Private Placement, the Company issued to the Investors warrants to purchase 30 shares of common stock (the “Warrants”) for each $4.00 principal amount of Notes, such that the Company issued an aggregate of 1,650,000 Warrants. The Warrants have a five-year term, may be exercised on a cashless basis, and have an exercise price of $0.40, subject to adjustment in the event of stock splits, stock dividends, or in the event of certain subsequent issuances of the Company of common stock or securities convertible into common stock at a lower price. The Notes may not be converted, and the Warrants may not be exercised, to the extent such conversion or exercise would cause the holder, together with its affiliates, to beneficially own a number of shares of common stock which would exceed 4.99% of the Company’s then outstanding shares of common stock following such conversion or exercise.

A second closing (the “Second Closing”) under the Subscription Agreement occurred on September 23, 2011, for additional principal amount of $180,000 in Notes. At the Second Closing, the Company issued Notes and Warrants on the same terms and conditions as the First Closing, except that, the Notes and Warrants issued at the Second Closing had conversion and exercise prices, respectively, of $0.20. In connection with the Second Closing, on September 23, 2011, the Company entered into a Third Consent and Waiver Agreement with the parties identified on the signature pages thereto. Pursuant to the Third Waiver:

●	The exercise and conversion prices of the Company’s outstanding notes and warrants (including the Notes and Warrants issued at the First Closing), respectively, was reduced to $0.20.

●
Schedule 12(a) to the August Subscription Agreement, the subscription agreement entered into by the Company on November 24, 2010 (the “November Subscription Agreement”) and the subscription agreement entered into by the Company on April 18, 2011 (the “April Subscription Agreement”) was amended to increase from 7,500,000 to 15,000,000 the number of shares of common stock which the Company may include in its stock plan and  deemed an “Exempt Issuance” under the respective Subscription Agreements.

●	The New Subscribers named therein were added as subscribers under the August Subscription Agreement.

●
The subscribers under the November Subscription Agreement and April Subscription Agreement waived the last sentence of Section 3.3 of each of the warrants issued in connection with the November Subscription Agreement and April Subscription Agreement, with respect to the amount of shares of common stock that may be purchased upon full exercise of each of such warrants.

●	The Company agreed to use its best efforts to effect an increase in its authorized shares of common stock to 500,000,000, not later than December 1, 2011.

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

Our significant accounting policies are summarized in Note 2 of our consolidated financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would have material effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no legal proceedings to which the Company or any of its property is the subject.

Item 1A. Risk Factors.

Not applicable to a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

The Company’s convertible promissory notes, issued on November 26, 2010, and portions of the April and May 2011 and August and September 2011 , in the aggregate principal amount of $4,421,489, are in default for failure to make interest payments in the aggregate amount of $97,650.

Item 4. (Removed and Reserved)

Item 5. Other Information.

None.

Item 6. Exhibits.

No.	Description
10.1	Subscription Agreement, dated August 11, 2011, between the Company and the Investors named therein (filed with 8-K filed on August 12, 2011 and incorporated herein by reference)
10.2	Form of Note (filed with 8-K filed on August 12, 2011 and incorporated herein by reference)
10.3	Form of Warrant (filed with 8-K filed on August 12, 2011 and incorporated herein by reference)
10.4	Subsidiary Guarantee, dated August 11, 2011, between Brainy Acquisitions, Inc. and the Collateral Agent named therein (filed with 8-K filed on August 12, 2011 and incorporated herein by reference)
10.5
Third Consent and Waiver Agreement, dated September 23, 2011, among the Company and the parties identified on the signature page thereto (filed with 8-K filed on August September 26, 2011 and incorporated herein by reference)

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Brainy Brands Company, Inc.

Date: November 21, 2011	By:	/s/ John Benfield
John Benfield
Chief Executive Officer (principal executive officer, principal financial officer, and principal accounting officer)